Form 10-Q
period 2026-03-31
SILVER BOW MINING CORP.
filed 2026-05-14
CIK 2067674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-43242

SILVER BOW MINING CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-1858068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Idaho Street
Butte, Montana	59701
(Address of Principal Executive Offices)	(Zip Code)

(406) 718-7593

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	SBMT	NYSE American LLC

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practical date: 29,528,500 common shares, without par value, outstanding as of May 14, 2026.

SILVER BOW MINING CORP.

FORM 10-Q

For the Quarter Ended March 31, 2026

(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

SILVER BOW MINING CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$7,519,919	$10,554,948
Prepaid expenses	234,345	177,075
Other current assets	346,362	250,496
	8,100,626	10,982,519
Non-current Assets
Restricted cash - reclamation deposit	225,788	225,788
Property and equipment, net	249,039	253,469
Mineral properties	42,761,804	38,261,379
Total Assets	$51,337,257	$49,723,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$731,668	$1,512,225
Short term obligation - Great Republic mineral property	500,000	-
	1,231,668	1,512,225
Non-current Liabilities
Environmental remediation reserve	222,693	222,693
Long term obligation - Great Republic mineral property	3,500,000	-
Total Liabilities	4,954,361	1,734,918

Commitments and Contingencies - Note 8

Stockholders’ equity
Common shares, no par value, unlimited shares authorized; 24,318,500 issued and outstanding at March 31, 2026 (December 31, 2025 - 24,143,500)	65,101,468	64,080,293
Additional paid-in capital	8,382,509	7,972,394
Accumulated deficit	(27,101,081)	(24,064,450)
Total stockholders’ equity	46,382,896	47,988,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,337,257	$49,723,155

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025

	March 31,
	2026	2025

Operating expenses
Exploration costs	$409,056	$203,870
Depreciation	14,174	5,996
Salaries and wages	619,201	316,174
General and administrative	393,461	69,587
Management and advisory fees	622,018	4,920,643
Professional fees	1,015,876	91,403
Operating lease expenses	-	69,083
Net loss from operations	3,073,786	5,676,756

Other (income) expenses
Sub-lease income	-	(41,919)
Foreign exchange gain (loss)	7,654	(8,042)
Interest income	(64,671)	-
Interest expense	20,025	8,006
Other (income) expense	(163)	(2,466)
Total other (income) expenses	(37,155)	(44,421)
Net loss	$3,036,631	$5,632,335

Net loss per share, basic and diluted	$0.13	$0.36

Weighted average shares, basic and diluted	24,166,186	15,842,008

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

	Number of shares	Common Stock	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2024	15,134,010	$35,179,387	$11,819,990	$(13,690,511)	$33,308,866

Issue of common shares, net of costs	461,744	1,462,198	449,880	-	1,912,078
Warrant exercises	1,012,622	3,841,888	(297,711)	-	3,544,177
Stock-based compensation	-	-	4,929,819	-	4,929,819
Net loss for the period	-	-	-	(5,632,335)	(5,632,335)

Balance at March 31, 2025	16,608,376	$40,483,473	$16,901,978	$(19,322,846)	$38,062,605

Balance at December 31, 2025	24,143,500	$64,080,293	$7,972,394	$(24,064,450)	$47,988,237

Warrant exercises	175,000	1,021,175	(181,175)	-	840,000
Stock-based compensation	-	-	591,290	-	591,290
Net loss for the period	-	-	-	(3,036,631)	(3,036,631)

Balance at March 31, 2026	24,318,500	$65,101,468	$8,382,509	$(27,101,081)	$46,382,896

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

	March 31,	March 31,
	2026	2025

Cash flows provided by (used in):
Operating activities
Net loss for period	$(3,036,631)	$(5,632,335)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	591,290	4,929,819
Depreciation expense	14,174	5,996

Changes in operating assets and liabilities:
Prepaid expenses	(57,269)	36,992
Accounts payable and accrued liabilities	(780,558)	(334,925)
Net change in operating lease assets and liabilities	-	(1,564)
Other assets and liabilities, net	(95,866)	10,190
Net cash flows used in operating activities	(3,364,860)	(985,827)

Investing activities
Acquisition of mineral rights - Great Republic	(500,425)	-
Acquisition of mineral rights - Goldsmith	-	(1,006,851)
Purchase property and equipment	(9,744)	-
Net cash flows used in investing activities	(510,169)	(1,006,851)

Financing activities
Proceeds from issuance of common stock, net of costs		1,912,078
Proceeds from warrant exercises	840,000	3,544,177
Net cash flows provided by financing activities	840,000	5,456,255

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,035,029)	3,463,577
Cash, cash equivalents and restricted cash, beginning of period	10,780,736	481,418
Cash, cash equivalents and restricted cash, end of period	$7,745,707	$3,944,995

Supplemental Disclosure of Non-Cash Transactions

a)	On January 23, 2026 the Company acquired mineral rights on property contiguous with the Goldsmith Block, referred to as the “Great Republic” block. The purchase was structured with an initial $500,425 down payment upon execution, including costs, followed by three annual $500,000 installments plus 3% annual accrued interest in January 2027, 2028 and 2029, concluding with a final balloon payment of $2,500,000 plus any remaining accrued interest by January 23, 2030. The total non-cash impact of this transaction was $4,000,000. See Note 6 for further details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Silver Bow Mining Corp. (the “Company” or “Silver Bow”) was incorporated on August 31, 2020 under the laws of the province of Ontario, Canada, under the name Blackjack Silver Corp. On February 18, 2025, the Company’s name was changed to Silver Bow Mining Corp., and on May 27, 2025 it continued its incorporation to the province of British Columbia. The Company’s registered office is located at 1200-750 West Pender Street, Vancouver, BC V6C 2T8, and its corporate headquarters is located at 1401 Idaho Street, Butte, Montana 59701.

The Company is engaged in the acquisition, exploration, and development of mineral resource properties in Butte, Montana, USA. The Company’s primary business objective is to identify and evaluate prospective properties with the potential for future extraction and commercialization.

As of March 31, 2026, the Company is in the exploration stage and has not commenced commercial production or established mineral reserves.

The Company acquires its mineral properties through leases and ownership of patented mining claims and capitalizes acquisition costs related to the properties. The underlying value of the amounts recorded as mineral properties does not reflect current or future values. The Company’s continued existence depends on discovering economically recoverable mineral reserves and obtaining the necessary funding to advance these properties.

2.	Basis of Presentation and Use of Estimates

These unaudited condensed interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission for interim financial information and are presented in United States dollars, unless otherwise indicated. The results reported in these Financial Statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, which can be found in the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026.

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of March 31, 2026, the consolidated statements of operations, stockholders’ equity, and cash flows for the three month periods ended March 31, 2026 and 2025.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $7.5 million. As discussed in Note 15, the Company closed an initial public offering on April 30, 2026 whereby the Company raised net proceeds of approximately $54.6 million. Based on the current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within twelve months from the issuance date of these Financial Statements, which have been prepared on a going concern basis.

The interim Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

These Financial Statements include the accounts of the Company and following wholly owned subsidiaries:

Entity name	Incorporated	With Effect From
SBM Montana LLC (formerly known as Butte Blackjack Operating, LLC)	Delaware, USA	August 29, 2023
Ferry Lane Limited	British Virgin Islands	March 21, 2024
Ferry Lane Management LLC	Wyoming, USA	May 24, 2024
SBM Properties LLC	Montana, USA	February 13, 2025

The Company consolidates entities over which it has a controlling financial interest, generally through ownership of a majority of the voting interests, in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.

In preparing these interim Financial Statements, management has made estimates and assumptions that affect the applicability of the Company’s accounting policies. Significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements at and for the years ended December 31, 2025 and 2024.

Certain prior year amounts have been reclassified for consistency with the current period presentation.

3.	Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies applied in the preparation of these Financial Statements are consistent with the accounting policies disclosed in Note 2 of the Company’s audited consolidated Financial Statements for the years ended December 31, 2025 and 2024 included within Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026.

Recently issued accounting standards are consistent with the disclosures in note 2 of the Company’s Audited Financial Statements for the years ended 2025 and 2024 of the Company’s audited consolidated Financial Statements for the years ended December 31, 2025 and 2024 included within the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026.

4.	Financial Instruments

Financial assets and liabilities are recognized when the Company becomes a party to the contractual provisions of the instrument. The Company measures certain financial instruments at fair value on a recurring basis, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company categorizes its fair value measurements using a three-level hierarchy:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly

●	Level 3: Unobservable inputs for the asset or liability, based on the Company’s own assumptions.

The classification of a financial instrument within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Financial liabilities are measured at amortized costs unless they are elected to be or required to be measured at fair value through profit and loss.

The Company’s cash and cash equivalents are carried on the balance sheet at cost due to their short-term nature. Restricted cash is carried on the balance sheet at cost with any subsequent interest income recognized in other income on the consolidated statements of operations.

5.	Property & Equipment, (net)

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Computers, fixtures and office equipment	$168,335	$158,591
Vehicles	174,274	174,274
Software	75,728	75,728
Total Property and Equipment	$418,337	$408,593
Less: Accumulated Depreciation	(169,298)	(155,124)
Total Property and Equipment (net)	$249,039	$253,469

Depreciation expense was $14,174 and $5,996 for the three months ended March 31, 2026 and 2025, respectively, and is included in depreciation expense in the consolidated statements of operations.

6.	Mineral Rights and Properties

As of December 31, 2025, the Company held patented mineral and surface rights in Montana, USA. These mineral and surface rights were acquired through asset acquisitions during 2023, 2024 and 2025. The Company is required to make annual property tax payments of approximately $13,000 to maintain these properties.

In February 2025, the Company closed a purchase from a third party for certain patented mining claims known as the Goldsmith Block, for a purchase price of $1,006,851. This purchase was deemed an asset acquisition for accounting purposes.

On January 23, 2026 the Company acquired approximately 805 acres of surface lands and approximately 846 acres of mineral rights on property contiguous with the Goldsmith Block, referred to as the “Great Republic” block. The purchase was structured with an initial $500,425 down payment upon execution, including costs, followed by three annual $500,000 installments plus 3% annual accrued interest in January 2027, 2028 and 2029, concluding with a final balloon payment of $2,500,000 plus any remaining accrued interest by January 23, 2030. This acquisition was deemed an asset acquisition for accounting purposes.

As of March 31, 2026 and December 31, 2025, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$37,254,528
Additions during 2025	1,006,851
Balance, December 31, 2025	$38,261,379
Additions during the period	4,500,425
Balance, March 31, 2026	$42,761,804

7.	Environmental Remediation Reserve

The Company’s environmental remediation reserve consists of estimated environmental remediation obligations, which include decommissioning and removal of plant and equipment and site remediation costs. This obligation is a result of an application for an exploration license by SBM Montana LLC, granted in October 2021. The Company estimated this reserve at inception and updates it periodically for changes in estimated incurred remediation costs.

As required by the Montana Department of Environmental Quality, the Company was required to provide a bond for reclamation related to the exploration license. The Company paid $225,788 in 2023, which is held on deposit by the Montana Department of Environmental Quality, and is classified as restricted cash as part of non-current assets on the Consolidated Balance Sheets. The remediation reserve and reclamation bond balances are as follows:

At March 31, 2026 and December 31, 2025	2026	2025
	($)	($)
Environmental remediation reserve	222,693	222,693
Restricted cash - reclamation deposit	225,788	225,788

8.	Commitments and Contingencies

Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations, or cash flows.

To acquire certain mineral property interest (see note 6), the Company must make annual property tax payments of approximately $13,000 to maintain the properties.

As part of the Ferry Lane acquisition in 2023, the Company granted the seller a 2% Net Smelter Returns royalty (the “NSR Royalty”) on certain mineral properties, specifically, the Rainbow Block. The NSR Royalty can be bought out in its entirety until September 19, 2034 for a fixed price of $7,500,000. Thereafter, the price is adjusted to inflation based on the percentage change in the Consumer Price Index for All Urban Consumers for the West Region, as published by the U.S. Bureau of Labor Statistics. The buy-out right has no expiration date.

9.	Stockholders' Equity

The authorized common stock of the Company consists of an unlimited number of common shares without par value. All proceeds received for the issuance of common stock are attributed to common stock on the Company’s consolidated balance sheets.

Q1 2025 Financings – common shares and warrants

On January 6, 2025, the Company closed a financing, raising $101,250 by issuing 22,500 common shares and 11,250 common share purchase warrants with an exercise price of $6.00 with an expiry date of January 6, 2027.

On January 14, 2025, the Company closed a financing by issuing 30,000 common shares.

On January 22, 2025, the Company closed a financing, raising $90,000 by issuing 20,000 common shares and 10,000 common share purchase warrants with an exercise price of $6.00 with an expiry date of January 22, 2027.

On February 10, 2025, the Company closed a financing, raising $136,500 by issuing 30,333 common shares and 15,167 common share purchase warrants with an exercise price of $6.00 with an expiry date of February 10, 2027.

On February 20, 2025, the Company closed a financing, raising $687,600 by issuing 152,800 common shares and 76,400 common share purchase warrants with an exercise price of $6.00 with an expiry date of February 20, 2027.

On March 10, 2025, the Company closed a financing, raising $896,728 net of issue costs by issuing 206,111 common shares and 103,055 common share purchase warrants with an exercise price of $6.00 with an expiry date of March 10, 2027.

Q1 2025 Performance Warrants

On January 27, 2025, the Company issued 1,400,000 Performance Warrants to our chief executive officer pursuant to his executive employment agreement. The vesting of these warrants is subject to several performance milestones. The warrants are exercisable into common stock at $3.10 per share and expire January 27, 2035. As of December 31, 2025, 1,000,000 had vested. As of March 31, 2026, 1,200,000 had vested.

Q1 2025 Stock Options

On February 1, 2025, the Company granted 50,000 options to our chief financial officer pursuant to his executive employment agreement. The options have an exercise price of $3.10 per share and expire on February 1, 2030.

On March 3, 2025, the Company granted 750,000 options to directors, officers, and employees. The options have an exercise price of $3.10 per share and expire on March 3, 2030.

Q1 2025 Restricted Stock Units (“RSUs”)

On February 1, 2025, the Company granted 100,000 RSUs to our chief executive officer.

On March 31, 2025, the Company granted 31,882 RSUs to our directors.

Q1 2025 Warrant exercises

On February 14, 2025, the Company issued 1,012,622 common shares pursuant to warrant exercises, raising $3,544,177 at a price of $3.50 per share.

Q1 2026 Financings – common shares and warrants

On January 28, 2026, the Company issued 4,000 common shares pursuant to warrants exercises, raising $20,000 at a price of $5.00 per share.

On February 20, 2026, the Company issued 8,000 common shares pursuant to warrants exercises, raising $40,000 at a price of $5.00 per share.

On March 18, 2026, the Company issued 35,000 common shares pursuant to warrants exercises, raising $140,000 at a price of $4.00 per share.

On March 23, 2026, the Company issued 108,000 common shares pursuant to warrants exercises, raising $540,000 at a price of $5.00 per share.

On March 24, 2026, the Company issued 20,000 common shares pursuant to warrants exercises, raising $100,000 at a price of $5.00 per share.

10.	Stock-based Compensation

The Company adopted a Long-Term Incentive Plan (the “LTIP”) under which it is authorized to grant stock options and RSUs to officers, directors, employees, and consultants, enabling them to acquire common shares of the Company. The purpose of the LTIP is to attract, retain and motivate performance. The LTIP is administered by the Board of Directors which determines the terms pursuant to which any awards are granted. The number of shares reserved for issuance under the LTIP cannot exceed 10% of the outstanding common shares at the time of the grant. The options granted have a maximum term of five years and vest as determined by the Board of Directors.

The Company also issues warrants related to external financing and officer performance.

Total compensation expense recognized for stock-based compensation for the three months ended March 31, 2026 and 2025 was as follows:

	As of March 31,
	2026	2025
Management & Advisory fees	$563,315	$4,853,919
Salaries & wages	27,975	75,900
Total stock-based compensation	$591,290	$4,929,819

Stock Options

A summary of stock option activity within the Company’s LTIP plan for the three months ended March 31, 2026 and 2025 is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (Years)
Balance, December 31, 2024	665,000	2.80	3.90
Granted	800,000	3.10	5.0
Balance, March 31, 2025	1,465,000	3.01	4.34

Balance, December 31, 2025	1,607,500	3.11	3.68
Granted	-	-	-
Balance, March 31, 2026	1,607,500	3.11	3.43
Exercisable, March 31, 2026	1,550,833	3.07	3.40

On February 1, 2025, the Company issued 50,000 incentive stock options to our chief financial officer. The incentive stock options vest one-third immediately, and one-third at each February 1, 2026 and 2027, have a 5-year term, and an exercise price of $3.10. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.35%; expected life of 5 years; expected volatility 168%; and estimated share price $3.10.

On March 3, 2025, the Company granted 750,000 options to directors, officers, and employees. The incentive stock options vested immediately, have a 5-year term, and an exercise price of $3.10. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 3.97%; expected life of 5 years; expected volatility 165%; and estimated share price $3.10.

During the three months ended March 31, 2026 and 2025, the Company’s total stock-based compensation for stock options was $55,090 and $1,978,820, respectively. As of March 31, 2026, 1,550,833 outstanding options have vested. For the 56,667 unvested stock options, vesting is primarily over 2 years, with a potential impact of $137,702.

Restricted Stock Units

The Company provides equity compensation in the form of RSUs to certain eligible employees. For the following RSUs issued for the three months ended March 31, 2025, the deemed fair values were between $3.00 and $6.00.

On February 1, 2025, the Company granted 100,000 RSUs to our chief executive officer that vested immediately.

The Company issued 31,882 RSUs on March 31, 2025 and 44,838 RSUs on each of June 30 and September 30, 2025 to our directors. Additionally, on December 31, 2025, the Company issued 11,581 RSUs to our directors with the same vesting requirements.

These RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors.

The Company issued 10,932 RSUs on March 31, 2026 to our directors. Similar to the 2025 director RSUs, these RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors.

During the three months ended March 31, 2025, the Company’s total stock-based compensation for RSUs was $270,000. The Company incurred no stock-based compensation expense for RSUs in the three months ended March 31, 2026.

Warrants

A summary of the Company’s warrant activity related to financing events for the three months ended March 31, 2026 and 2025 are as follows:

	Number	Weighted Average exercise price
Balance, December 31, 2024	7,949,531	$4.70
Issued	215,872	6.00
Exercised	(1,012,622)	3.50
Expired	(44,443)	3.50
Balance, March 31, 2025	7,108,338	4.90

Balance, December 31, 2025	397,049	4.87
Issued	-	-
Exercised	(175,000)	4.80
Expired	(50,281)	4.66
Balance, March 31, 2026	171,768	4.72

In addition to the above warrants, on January 27, 2025, the Company issued 1,400,000 Performance Warrants to our chief executive officer pursuant to his executive employment agreement. The vesting of these warrants is subject to several performance milestones, including the completion of the Lane F acquisition, purchase of the Goldsmith Block (see note 6) and completion of a public offering. As of March 31, 2026, 1,200,000 of the warrants have vested. The warrants are exercisable into common stock at $3.10 per share; fair value of $2.70; expire January 27, 2035. For these warrants, the Company used a risk-free rate of 4.55%; expected life of 10 years; and expected volatility of 167%.

During the three months ended March 31, 2026 and 2025, the Company’s total stock-based compensation for warrants was $536,200 and $2,680,999, respectively.

11.	Operating Leases

On May 20, 2025, the Company received notice of the termination of its lease at 401 Bay Street, pursuant to the liquidation proceedings of its landlord, Hudson’s Bay Company ULC, in the Ontario Superior Court of Justice. The Company has vacated the premises and has no further obligations under its commercial lease. Pursuant to the cancellation of the head lease the Company’s sub leases were also cancelled.

Operating lease expense for the three months ended March 31, 2026 and 2025 was $0 and $69,083, respectively. Total sub-lease income for three months ended March 31, 2026 and 2025 was $0 and $41,919, respectively.

12.	Net Loss per Share

Basic earnings or loss per share is computed by dividing the net loss available to common stockholders’ by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, warrants and restricted stock units, if dilutive. Dilutive securities are excluded from the calculation if their effect would be antidilutive based on the treasury stock method or due to a net loss from operations. The Company’s potential dilutive shares include outstanding stock purchase options, warrants and RSUs.

13.	Related Party Transactions

Related parties include the Board of Directors, close family members, other key management individuals and enterprises that are controlled by these individuals as well as certain persons performing similar functions.

The Group incurred the following charges with directors and/or officers of the Group and/or companies controlled by them for the three months ended March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
	($)	($)
Stock-based compensation – Officers and Directors	563,315	4,853,919
	$563,315	$4,853,919

14.	Segment Information

The Company is engaged in the exploration of its mineral properties and has determined that it operates in one operating and reportable segment. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). This determination is based on the manner in which the CODM, identified as the Chief Executive Officer, makes operating decisions, allocates resources and assesses financial performance.

All activities are related to the exploration of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes all the consolidated entity, and the accompanying Consolidated Financial Statements and the notes to the accompanying Consolidated Financial Statements are representative of such amounts.

Total mineral properties as of March 31, 2026 and December 31, 2025 were $42,761,804 and $38,261,379, respectively.

15.	Subsequent Events

Subsequent to March 31, 2026, on May 1, 2026, the Company closed its initial public offering (IPO) of approximately 5.2 million common shares at a price of $11.50 per share. The Company received net proceeds of approximately $54.6 million after deducting underwriting discounts, commissions, and offering expenses.

These proceeds are intended to be used to continue exploration of our mineral deposits, as well as for working capital and general corporate purposes. The common shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to registration statements on Form S-1 (Nos. 333-292928 and 333-295418). The Company’s common shares began trading on the NYSE American LLC on April 30, 2026.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed interim consolidated financial statements and accompanying notes for the periods ended March 31, 2026 and 2025, with related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document is declared effective by the SEC. As used in the discussion below, the “Company”, “Silver Bow”, “we”, “us” and “ours” refers to Silver Bow Mining Corp.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Our Business

We were incorporated under the name Blackjack Silver Corp. pursuant to the Ontario Business Corporations Act on August 31, 2020. We changed our name to Silver Bow Mining Corp. pursuant to a certificate of amendment effective February 18, 2025. On May 27, 2025, we continued as a British Columbia corporation under the provisions of the British Columbia Business Corporations Act (“BCBCA”). Our registered office is located at 1200-750 West Pender St, Vancouver, British Columbia, V6C 2T8, and our corporate headquarters is located at 1401 Idaho Street, Butte, Montana 59701.

We are focused on the exploration of mineral property interests including silver, zinc, gold, lead, and copper targets in Montana. in the state of Montana, United States. Our land holdings are located in Silver Bow County, Montana. Our current properties include the Rainbow Block, the Marget Ann Block, the Goldsmith Block, the Travona Block, and the Emma Block. Collectively, we refer to these properties as the “Butte Project”.

As of March 31, 2026, we are in the exploration stage and have not commenced commercial production or established Mineral Reserves as defined under Subpart 1300 of Regulation S-K.

Selected Statement of Financial Position Information

	March 31, 2026	December 31, 2025
Financial Position	$	$
Cash and cash equivalents	7,519,919	10,554,948
Working Capital Surplus	6,868,958	9,470,294
Mineral Properties	42,761,804	38,261,379
Total Assets	51,337,257	49,723,155
Total Liabilities	4,954,361	1,734,918

Results of Operations

Three months ended March 31, 2026 compared to Three months ended March 31, 2025

The following table summarizes the Company’s financial results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31		Change
	2026	2025	Amount	Percentage
	$	$	$
Exploration costs	409,056	203,870	205,186	101%
Depreciation expense	14,174	5,996	8,178	136%
Salaries and wages	619,201	316,174	303,027	96%
General and administration	393,461	69,587	323,874	465%
Management and advisory	622,018	4,920,643	(4,298,625)	-87%
Professional fees	1,015,876	91,403	924,473	1,011%
Operating lease expense	-	69,083	(69,083)	-100%

Net loss from operations	3,073,786	5,676,756	(2,602,970)	-46%
Total other income (expenses)	(37,155)	(44,421)	7,266	-16%
Net loss	$3,036,631	$5,632,335	$(2,595,704)	-46%

The following is an analysis of our operations for the three months ended March 31, 2026 and 2025. Significant items contributing to the loss incurred were as follows:

●	Exploration costs, including fixed costs and project programs, were $409,056 and $203,870 during the three months ended March 31, 2026 and 2025, respectively. The increase was driven primarily by increased activity in the Rainbow Block property in 2026. The Company expects a significant increase in activity during the remainder of 2026 compared to 2025.

●	Salaries and wages and General and administrative costs increased for the three months ended March 31, 2026 compared to the corresponding period in 2025 due primarily to an expansion of the Company’s organizational structure in preparation for the increase in operational activity and the public listing during 2026.

●	Management and advisory fees of $622,018 for the three months ended March 31, 2026 ($4,920,643 for the three months ended March 31, 2025) decreased significantly driven primarily by lower stock-based compensation expenses of $4,338,529. This was due to change in our compensation structure during the prior year which moved from using consultants to building an employee-based management structure, resulting in significantly higher equity-based compensation granted to officers and directors as the Company onboarded new management.

●	The current quarter increase in professional fees totaling $924,473 compared to the prior year’s quarter is primarily due to increases in legal, audit and consulting fees in connection with preparing for a public listing.

Management Outlook and Trends

The overall decrease in net loss of $2,595,704 was primarily attributable to a lower stock-based compensation expense associated with implementing our equity incentive programs for employees, officers, and directors. Throughout the remainder of 2026, a significant increase in exploration and overhead costs is expected as the Company pursues its exploration goals and continues to invest in exploration and management personnel.

Financial Position, Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31		Increase/ (Decrease)
	2026	2025	Amount
	$	$	$
Cash Flows Provided by (Used In):
Operating Activities	(3,364,860)	(985,827)	(2,379,033)
Investing Activities	(510,169)	(1,006,851)	496,682
Financing Activities	840,000	5,456,255	(4,616,255)
Net Increase (Decrease) in Cash	(3,035,029)	3,463,577	(6,498,606)

Cash used in operating activities increased in the three months ended March 31, 2026 compared to the corresponding period in 2025 due to the expansion of the Company’s management structure and increased professional fees as we increased operational activities and prepared for the 2026 public listing.

Cash provided by financing activities decreased significantly in the three months ended March 31, 2026 compared to 2025 due to lower financing transactions. The following financing transactions occurred in the first three months of 2025 and 2026:

●	From January through March 2025, we completed private placements, raising $1,912,078 from the issuance of common shares and purchase warrants with an exercise price of $6.00 for two years from each closing.

●	In February 2025, we issued 1,012,622 common shares pursuant to warrant exercises at a price of $3.50 per share, raising $3,544,177.

●	From January through March 2026, the Company issued 175,000 common shares pursuant to warrant exercises with prices ranging between $4.00 - $5.00, raising $840,000.

Cash Resources and Going Concern

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements. As of March 31, 2026, the Company had Cash and cash equivalents of $7,519,919 and working capital of $6,868,958. On May 1, 2026 the Company closed its initial public offering (IPO) of approximately 5.2 million common shares at a price of $11.50 per share. The Company received net proceeds of approximately $54.6 million after deducting underwriting discounts, commissions and offering expenses. These proceeds are intended to be used to continue exploration of our mineral deposits, as well as for working capital and general corporate purposes. The common shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to registration statements of Form S-1 (Nos. 333-292928 and 333-295418). The Company’s common shares began trading on the NYSE American LLC on April 30, 2026.

During the twelve months following March 31, 2026, the Company anticipates cash expenditures of approximately $35 million for exploration activities and working capital purposes.

Based on its liquidity position as of March 31, 2026, the net proceeds from the IPO and planned expenditures for the next 12 months, management believes the Company has sufficient resources to meet its obligations as they become due within 12 months from the issuance date of these consolidated financial statements, which have been prepared on a going-concern basis. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financing, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Critical Accounting Policies and Estimates

This MD&A of our financial condition and results of operations is based on our condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on our condensed interim consolidated financial statements; valuation of options and warrants granted to directors and officers using the Black-Scholes model.

Our accounting policies are described in greater detail in Note 2 to the audited annual consolidated financial statements for the year ended December 31, 2025, which can be found in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates described in the Registration Statement.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements about:

●	our strategies and objectives, both generally and in respect of our specific mineral properties;

●	the timing of decisions regarding the strategy and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, our exploration programs;

●	the timing and cost of our planned exploration programs, and the timing of the receipt of results therefrom;

●	our future cash requirements;

●	general business and economic conditions;

●	our ability to meet our financial obligations as they come due, including payments required to maintain our mineral property interests;

●	the timing and pricing of proposed financings, if applicable;

●	the anticipated use of the proceeds from any financings completed us;

●	the potential for the expansion of the known mineralized zones; and

●	the potential for the amenability of mineralization to respond to proven technologies and methods for recovery of ore.

Although we believe that such statements are reasonable, it can give no assurance that such expectations will prove to be correct. Inherent in forward-looking statements are risks and uncertainties beyond our ability to predict or control, including, but not limited to, risks related to our inability to negotiate successfully for the acquisition of interests in exploration and evaluation assets, the determination of applicable governmental agencies not to issue the exploration concessions applied for by us or excessive delay by the applicable governmental agencies in connection with any such issuances, our inability to identify one or more economic deposits on our properties, variations in the nature, quality and quantity of any mineral deposits that may be located, our inability to obtain any necessary permits, consents or authorizations required for our activities, to produce minerals from our properties successfully or profitably, to continue our projected growth, to raise the necessary capital, to complete certain financing transactions, or to be fully able to implement our business strategies.

We caution investors that any forward-looking statements by us are not guarantees of future performance, and that actual results are likely to differ, and may differ materially, from those expressed or implied by forward-looking statements contained in this quarterly report. Such statements are based on a number of assumptions which may prove incorrect, including, but not limited to, assumptions about:

●	the level and volatility of the prices for precious and base metals, including silver, zinc, gold, lead and copper;

●	general business and economic conditions;

●	the timing of the receipt of regulatory and governmental approvals, permits and authorizations necessary to implement and carry on our planned exploration programs;

●	conditions in the financial markets generally, and with respect to the prospects for junior exploration silver, copper and precious and base metal companies specifically;

●	our ability to secure the necessary consulting, drilling and related services and supplies on favorable terms;

●	our ability to attract and retain key staff, and to retain consultants to provide the specialized information and skills involved in understanding the precious and base metal exploration, mining, processing and marketing businesses;

●	the nature and location of our mineral exploration projects, and the timing of the ability to commence and complete the planned exploration programs;

●	the anticipated terms of the consents, permits and authorizations necessary to carry out the planned exploration programs and our ability to comply with such terms on a cost-effective basis;

●	our ongoing relations with government agencies and regulators and our underlying property vendors/optionees; and

●	that the metallurgy and recovery characteristics of samples from certain of our mineral properties are reflective of the deposit as a whole.

These forward-looking statements are made as of the date hereof and we do not intend and do not assume any obligation, to update these forward-looking statements, except as required by applicable law. For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

This list is not exhaustive of the factors that might affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the “Risk Factors” section of our registration statement on Form S-1/A (No. 333-292928) as filed with the SEC on April 21, 2026 and this quarterly report on Form 10-Q. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that could cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q by the foregoing cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weakness

As previously reported in the Company’s Prospectus, we identified material weaknesses in internal controls over financial reporting during the 2025 audit. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the vesting methodology for stock-based compensation expense and the accounting for stock-based compensation and equity instrument modifications. Once discovered, adjustments were recognized for both items to insure proper accounting treatment.

To remediate the material weaknesses, the Company made several changes to its internal control framework that improved its internal control over financial reporting. During the three months ended March 31, 2026, the Company implemented a monthly accounting closing policy to formalize closing roles and responsibilities as well as reporting timelines. In addition, the Company made specific revisions to existing accounting policies to quickly identify and account for certain types of complex accounting transactions. While we believe these efforts will improve our internal controls over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operational effectiveness of internal controls over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes in our internal control over financial reporting to address remediation of a previously disclosed material weakness as described above under the section heading “- Remediation of Previously Reported Material Weakness.”

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1/A, as filed with the SEC on April 21, 2026, which risk factors are incorporated herein by reference. The risks described in our Registration Statement on Form S-1/A and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we had the following unregistered sales of equity securities:

●	In January 2026, we issued 4,000 common shares pursuant to a warrant exercise by a warrant holder at a price of $5.00 per share. The securities were issued pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

●	In February 2026, we issued 8,000 common shares pursuant to a warrant exercise by a warrant holder at a price of $5.00 per share. The securities were issued pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

●	On March 18, 2026, the Company issued 35,000 common shares pursuant to warrants exercises, raising $140,000 at a price of $4.00 per share. The securities were issued pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

●	On March 23, 2026, the Company issued 108,000 common shares pursuant to warrants exercises, raising $540,000 at a price of $5.00 per share. The securities were issued pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

●	On March 24, 2026, the Company issued 20,000 common shares pursuant to warrants exercises, raising $100,000 at a price of $5.00 per share. The securities were issued pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

Repurchases of Equity Securities

During the three months ended March 31, 2026, we did not repurchase any of our equity securities.

Use of Proceeds

On May 1, 2026 , we closed our first public offering of securities under the Securities Act of 1933, as amended (the “Securities Act”). We are required to report our use of proceeds pursuant to our Registration Statements on Form S-1 (333-292928 and 333-295418). Following the closing of the public offering, we received approximately $54.6 million in net proceeds (or $11.50 per common share sold in the public offering), which funds were wired into our operating bank account.

As of the date hereof, we have not used any of the net proceeds of the offering.

As of the date hereof, we reasonably estimate that we have approximately $54.6 million in net proceeds remaining in our operating accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2026, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.  OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles (incorporated by reference to Exhibit 3.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
3.2	Articles (incorporated by reference to Exhibit 3.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 24, 2026).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.2	Form of Warrant (December 2024-March 2025) (incorporated by reference to Exhibit 4.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.3	Form of Warrant (2023-2024) (incorporated by reference to Exhibit 4.3 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.4	Performance Warrant Agreement with C. Travis Naugle (incorporated by reference to Exhibit 3.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Interim Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity for three months ended March 31, 2026 and December 31, 2025, (iii) Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BOW MINING CORP. (Registrant)

Dated: May 14, 2026	By:	/s/ C. Travis Naugle
C. Travis Naugle
Chief Executive Officer

Dated: May 14, 2026	By:	/s/ Wade Black
Wade Black
Chief Financial Officer