Form 10-Q
period 2026-06-30
SILVER BOW MINING CORP.
filed 2026-08-13
CIK 2067674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practical date: 29,528,500 common shares, without par value, outstanding as of August 12, 2026.

SILVER BOW MINING CORP.

FORM 10-Q

For the Quarter Ended June 30, 2026

(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$55,825,576	$10,554,948
Prepaid expenses	817,884	177,075
Other current assets	482,999	250,496
	57,126,459	10,982,519
Non-current Assets
Restricted cash - reclamation deposit	1,538,611	225,788
Right of use asset	91,333	-
Property and equipment, net	979,646	253,469
Mineral properties	42,831,804	38,261,379
Total Assets	$102,567,853	$49,723,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,596,691	$1,512,225
Lease liability - short term	22,895	-
Short term obligation - Great Republic mineral property	500,000	-
Total current liabilities	2,119,586	1,512,225
Non-current Liabilities
Environmental remediation reserve	222,693	222,693
Lease liability - long term	74,381	-
Long term obligation - Great Republic mineral property	3,500,000	-
Total Liabilities	5,916,660	1,734,918

Commitments and Contingencies - Note 8

Stockholders’ Equity
Common shares, no par value, unlimited shares authorized; 29,528,500 issued and outstanding at June 30, 2026 (December 31, 2025 - 24,143,500)	120,259,031	64,080,293
Additional paid-in capital	8,497,005	7,972,394
Accumulated deficit	(32,104,843)	(24,064,450)
Total Stockholders’ Equity	96,651,193	47,988,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,567,853	$49,723,155

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
Exploration costs	$2,509,027	$98,521	$2,918,083	$302,391
Depreciation	30,122	5,996	44,296	11,992
Salaries and wages	1,212,654	355,292	1,831,855	671,466
General and administration	663,601	130,685	1,057,062	200,272
Management and advisory	160,460	165,344	782,478	5,085,987
Professional fees	750,378	541,104	1,766,254	632,507
Operating lease expenses	5,943	44,518	5,943	113,601
Net loss from operations	5,332,185	1,341,460	8,405,971	7,018,216

Other (income) expenses
Sub-lease income	-	(10,032)	-	(51,951)
Foreign exchange gain (loss)	(24,683)	41,530	(17,029)	33,488
Interest income	(333,930)	-	(398,601)	-
Interest expense	30,235	20,751	50,260	28,757
Other (income) expense	(45)	7,899	(208)	5,433
Total other (income) expenses	(328,423)	60,148	(365,578)	15,727
Net loss	$5,003,762	$1,401,608	$8,040,393	$7,033,943

Net loss per share, basic and diluted	$0.18	$0.08	$0.31	$0.43
Weighted average shares, basic and diluted	27,850,167	16,708,376	25,873,920	16,187,180

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2026 and 2025

	Number of shares	Common Stock	Additional paid-in capital	Accumulated deficit	Total

Balance at March 31, 2026	24,318,500	$65,101,468	$8,382,509	$(27,101,081)	$46,382,896
Warrant exercises	10,000	73,180	(13,180)	-	60,000
Proceeds from Initial Public Offering, net of costs	5,200,000	55,084,383	-	-	55,084,383
Stock-based compensation	-	-	127,676	-	127,676
Net loss for the period	-	-	-	(5,003,762)	(5,003,762)
Balance at June 30, 2026	29,528,500	$120,259,031	$8,497,005	$(32,104,843)	$96,651,193

Balance at December 31, 2025	24,143,500	$64,080,293	$7,972,394	$(24,064,450)	$47,988,237
Warrant exercises	185,000	1,094,355	(194,355)	-	900,000
Proceeds from Initial Public Offering, net of costs	5,200,000	55,084,383	-	-	55,084,383
Stock-based compensation	-	-	718,966	-	718,966
Net loss for the period	-	-	-	(8,040,393)	(8,040,393)
Balance at June 30, 2026	29,528,500	$120,259,031	$8,497,005	$(32,104,843)	$96,651,193

Balance at March 31, 2025	16,608,376	$40,483,473	$16,901,978	$(19,322,846)	$38,062,605
Restricted stock units	100,000	310,000	(310,000)	-	-
Issuance of common shares - acquisition settlement	-	-	2,265,000	-	2,265,000
Stock-based compensation	-	-	151,586	-	151,586
Net loss for the period	-	-	-	(1,401,608)	(1,401,608)
Balance at June 30, 2025	16,708,376	$40,793,473	$19,008,564	$(20,724,454)	$39,077,583

Balance at December 31, 2024	15,134,010	$35,179,387	$11,819,990	$(13,690,511)	$33,308,866
Issuance of common shares, net of costs	461,744	1,462,198	449,880	-	1,912,078
Warrant exercises	1,012,622	3,841,888	(297,711)	-	3,544,177
Restricted stock units	100,000	310,000	(310,000)	-	-
Issuance of common shares - acquisition settlement	-	-	2,265,000	-	2,265,000
Stock-based compensation	-	-	5,081,405	-	5,081,405
Net loss for the period	-	-	-	(7,033,943)	(7,033,943)
Balance at June 30, 2025	16,708,376	$40,793,473	$19,008,564	$(20,724,454)	$39,077,583

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

	June 30,	June 30,
	2026	2025

Cash flows provided by (used in):
Operating activities
Net loss for year	$(8,040,393)	$(7,033,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	718,966	5,081,405
Depreciation expense	44,296	11,992

Changes in operating assets and liabilities:
Prepaid expenses	(640,809)	69,669
Accounts payable and accrued liabilities	84,466	(507,401)
Net change in operating lease assets and liabilities	5,943	(10,430)
Other assets and liabilities, net	(232,503)	2,878
Net cash flows used in operating activities	(8,060,034)	(2,385,830)

Investing activities
Acquisition of mineral rights - Great Republic	(570,425)	-
Acquisition of mineral rights - Goldsmith	-	(1,006,851)
Acquisition of purchase of Ferry Lane	-	(300,000)
Purchase property and equipment	(770,473)	-
Net cash flows used in investing activities	(1,340,898)	(1,306,851)

Financing activities
Warrant exercises	900,000	3,544,177
Proceeds from issuance of common stock, net of costs	-	1,912,078
Proceeds from IPO, net of costs	55,084,383	-
Net cash flows provided by financing activities	55,984,383	5,456,255

Net increase in cash and restricted cash	46,583,451	1,763,574
Cash and restricted cash, beginning of year	10,780,736	481,418
Cash and restricted cash, end of period	$57,364,187	$2,244,992

Supplemental disclosure of noncash investing and financing activities

Obligation for acquisition of Great Republic mineral property (see Note 6)	$4,000,000	$-
Shares to be issued Lane F (see Note 6)	$-	$2,265,000

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

As of June 30, 2026, the Company is in the exploration stage and has not commenced commercial production or established mineral reserves.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of June 30, 2026, the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three and six month periods ended June 30, 2026 and 2025.

As of June 30, 2026, the Company had cash and cash equivalents of $55,825,576. Based on the current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within twelve months from the issuance date of these Financial Statements, which have been prepared on a going concern basis.

The Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

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

In preparing these Financial Statements, management has made estimates and assumptions that affect the applicability of the Company’s accounting policies. Significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements at and for the years ended December 31, 2025 and 2024.

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

Recently issued accounting standards are consistent with the disclosures in Note 2 of the audited consolidated Financial Statements for the years ended December 31, 2025 and 2024 included within Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026.

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

5.	Property & Equipment, (net)

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Computers, fixtures and office equipment	$465,354	$158,591
Vehicles	323,513	174,274
Software	219,854	75,728
Land improvements	147,106	-
Leasehold improvements	23,239	-
Total Property and equipment	$1,179,066	$408,593
Less: Accumulated depreciation	(199,420)	(155,124)
Total Property and equipment (net)	$979,646	$253,469

Depreciation expense was $30,122 and $5,996 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $44,296 and $11,992 for the six months ended June 30, 2026 and 2025, respectively and is included in the depreciation expense in the consolidated statements of operations.

6.	Mineral Rights and Properties

As of December 31, 2025, the Company held patented mineral and surface rights in Montana, USA. These mineral and surface rights were acquired through asset acquisitions during 2023, 2024, 2025 and 2026. The Company is required to make annual property tax payments of approximately $13,000 to maintain these properties.

Great Republic

On January 23, 2026 the Company acquired approximately 805 acres of surface lands and approximately 846 acres of mineral rights on property contiguous with the Goldsmith Block, referred to as the “Great Republic” block. The purchase was structured with an initial $570,425 down payment upon execution, including costs, followed by three annual $500,000 installments plus 3% annual accrued interest in January 2027, 2028 and 2029, concluding with a final balloon payment of $2,500,000 plus any remaining accrued interest by January 23, 2030.

Goldsmith Block

In February 2025, the Company closed a purchase from a third party for certain patented mining claims known as the Goldsmith Block, for a purchase price of $1,006,851.

Ferry Lane

In September 2023, the Company entered into a Definitive Agreement, amended November 15, 2023 and January 15, 2024, for the acquisition of all of the outstanding shares of Ferry Lane (“FL”), a British Virgin Islands corporation. Subsequent to the FL acquisition, several disagreements and legal actions arose in relation to the acquisition. To settle these claims, the Company entered into an Asset Purchase and Release Agreement with Lane F Holdings LLC (“Lane F”) on September 19, 2024 for consideration of $3,065,000. As a result, all pending litigation and arbitration actions were dismissed.

On April 30, 2025, the stated value of the Lane F promissory note was $3,065,000, which Lane F elected to receive $750,000 in cash and $50,000 as a reimbursement of costs (“cash component”), with the remaining balance in shares to be issued valued at $4.50 per share. Of the cash component, $250,000 was paid on April 30, 2025 and $50,000 was paid on April 25, 2025. Total common shares of 503,333, valued at $2,265,000, were issued on July 1, 2025 while final payment of the cash component of the $500,000, including accrued interest of $12,491, was made on July 14, 2025.

As of June 30, 2026 and December 31, 2025, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$37,254,528
Additions during 2025	1,006,851
Balance, December 31, 2025	$38,261,379
Additions during the period	4,570,425
Balance, June 30, 2026	$42,831,804

7.	Environmental Remediation Reserve and Reclamation Deposit

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

As required by the Montana Department of Environmental Quality, the Company was required to provide a bond for reclamation related to the exploration license. The Company paid $225,788 in 2023 and an additional $1,312,823 on May 26, 2026 for a total of $1,538,611, which is held on deposit by the Montana Department of Environmental Quality and is classified as restricted cash as part of non-current assets on the Consolidated Balance Sheets. The remediation reserve and reclamation bond balances are as follows:

At June 30, 2026 and December 31, 2025	2026	2025
	($)	($)
Environmental remediation reserve	222,693	222,693
Restricted cash - reclamation deposit	1,538,611	225,788

8.	Commitments and Contingencies

Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on our financial position, results of operations, or cash flows.

To acquire certain mineral property interests (see Note 6), the Company must make annual property tax payments of approximately $13,000 to maintain the properties.

As part of the Ferry Lane acquisition in 2023, the Company granted the seller a 2% Net Smelter Returns royalty (the “NSR Royalty”) on certain mineral properties, specifically the Rainbow Block. The NSR Royalty can be bought out in its entirety until September 19, 2034 for a fixed price of $7,500,000. Thereafter, the price is adjusted to inflation based on the percentage change in the Consumer Price Index for All Urban Consumers for the West Region, as published by the U.S. Bureau of Labor Statistics. The buy-out right has no expiration date.

9.	Stockholders’ Equity

The authorized common stock of the Company consists of an unlimited number of common shares without par value. The Company’s common stock has no par value. All proceeds received for the issuance of common stock are attributed to common stock on the Company’s consolidated balance sheets.

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

2025 Restricted Stock Units (“RSUs”)

On February 1, 2025, the Company granted 100,000 RSUs to the Chief Executive Officer. These RSUs vested immediately. These RSUs were subsequently distributed on April 1, 2025.

2025 Warrant exercises

On February 14, 2025, the Company issued 1,012,622 common shares pursuant to warrant exercises, raising $3,544,177 at a price of $3.50 per share.

2026 Financings – initial public offering (“IPO”)

On April 30, 2026 the Company completed an IPO of 5,200,000 shares of common stock at a price of $11.50 per share. The Company received net proceeds of $55,084,383 after deducting underwriting discounts, commissions, and offering expenses.

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

2026 Warrant exercises

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

On April 26, 2026, the Company issued 10,000 common shares pursuant to warrant exercises, raising $60,000 at a price of $6.00 per share.

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

The Company also issues warrants related to external financing and officer performance.

Total compensation expense recognized for stock-based compensation for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Financial Statement Line Item	2026	2025	2026	2025
Management and advisory fees	$111,021	$151,586	$674,336	$5,005,505
Salaries and wages	15,248	-	43,223	75,900
Professional fees	1,407	-	1,407	-
Total stock-based compensation	$127,676	$151,586	$718,966	$5,081,405

	Three months ended		Six months ended
	June 30,		June 30,
Compensation Type	2026	2025	2026	2025
Stock Options	$117,203	$151,586	$172,293	$2,130,404
RSUs	10,473	-	10,473	270,000
Warrants	-	-	536,200	2,681,001
Total stock-based compensation	$127,676	$151,586	$718,966	$5,081,405

Stock Options

A summary of stock option activity within the Company’s LTIP plan for the six months ended June 30, 2026 and 2025 is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (Years)
Balance, December 31, 2024	665,000	2.80	3.90
Granted	860,000	3.10	5.00
Balance, June 30, 2025	1,525,000	3.01	4.12

Balance, December 31, 2025	1,607,500	3.11	3.68
Granted	341,000	11.50	5.00
Expired/ Forfeited	(10,000)	5.00	5.00
Balance, June 30, 2026	1,938,500	4.58	3.48
Exercisable, June 30, 2026	1,545,834	3.06	3.15

On February 1, 2025, the Company issued 50,000 stock options to the Chief Financial Officer. The incentive stock options vest one-third immediately, and one-third at each February 1, 2026 and 2027, have a 5-year term, and an exercise price of $3.10. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.35%; expected life of 5 years; expected volatility 168%; and estimated share price $3.10.

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

On April 14, 2025, the Company granted 60,000 options to our vice president of exploration. The incentives stock options vested immediately, have a 5-year term, and an exercise price of $3.10. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.02%; expected life of 5 years; expected volatility 141%; and estimated share price $3.10.

On May 19, 2026, the Company granted 281,000 options to officers and employees. The incentive stock options vested one-third on the first anniversary of the grant, and one-third on each subsequent anniversary, have a 5-year term, and an exercise price of $11.50. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.32%; expected life of 3 years; expected volatility 168%; and estimated share price $11.50.

On June 26, 2026, the Company granted 60,000 options to certain consultants. The stock options vested one-third on the first anniversary of the grant, and one-third on each subsequent anniversary, have a 5-year term, and an exercise price of $11.50. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.12%; expected life of 5 years; expected volatility 168%; and estimated share price $11.50.

For the 392,666 unvested stock options as of June 30, 2026, the unrecognized stock-based compensation is $2,736,364.

Restricted Stock Units

The Company provides equity compensation in the form of RSUs to certain eligible employees and directors. For the following RSUs issued for the six months ended June 30, 2026 and 2025, the deemed fair values were between $3.00 and $6.00.

On February 1, 2025, the Company granted 100,000 RSUs to our chief executive officer that vested immediately. These RSUs were subsequently distributed on April 1, 2025.

The Company issued 31,882 RSUs on March 31, 2025 and 44,838 RSUs on June 30, 2025 to our directors. These RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2025 for these RSUs.

The Company issued 10,932 RSUs on March 31, 2026 to our directors. Similar to the 2025 director RSUs, these RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2026 for these RSUs.

On May 19, 2026 the Company granted 13,500 RSUs to the Chief Operating Officer, 3,500 of which vest in six months subsequent to our IPO, and 10,000 of which upon successful completion of the rehabilitation of the Chief Joseph portal on our Rainbow Block Property.

For the outstanding RSUs as of June 30, 2026, the unrecognized stock-based compensation is $690,615.

Warrants

A summary of the Company’s warrant activity related to financing events for the six months ended June 30, 2026 and 2025 are as follows:

	Number	Weighted Average exercise price
Balance, December 31, 2024	7,949,531	$4.70
Issued	215,872	6.00
Exercised	(1,012,622)	3.50
Expired	(44,443)	3.50
Balance, June 30, 2025	7,108,338	$4.90

Balance, December 31, 2025	397,049	$4.87
Exercised	(185,000)	4.80
Expired	(78,321)	4.66
Balance, June 30, 2026	133,728	$4.36

For the six months ended June 30, 2025, common share purchase warrants of 215,872 were issued as part of financing transactions. See Note 9 for further details.

In addition to the above warrants, on January 27, 2025, the Company issued 1,400,000 Performance Warrants to our chief executive officer pursuant to his executive employment agreement. The vesting of these warrants is subject to several performance milestones, including the completion of the Lane F acquisition, purchase of the Goldsmith Block (see Note 6) and completion of a public offering. As of June 30, 2026, 1,200,000 of the warrants have vested. The warrants are exercisable at $3.10 per share; fair value of $2.70; expire January 27, 2035. For these warrants, the Company used a risk-free rate of 4.55%; expected life of 10 years; and expected volatility of 167%. No stock-based compensation was recognized during the three months ended June 30, 2026 related to these performance warrants. The unrecognized impact of these unvested warrants was $536,200.

11.	Operating Leases

Hudson Bay Lease

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

Operating lease expense for the three months ended June 30, 2026 and 2025 was $0 and $44,518, respectively. Operating lease expense for the six months ended June 30, 2026 and 2025 was $0 and $113,601, respectively. Total sub-lease income for three months ended June 30, 2026 and 2025 was $0 and $10,032, respectively. Total sub-lease income for the six months ended June 30, 2026 and 2025 was $0 and $51,951, respectively.

Hennessey Building Lease

On May 1, 2026 the Company entered into a new operating lease for office space in Butte, Montana through May 31, 2029. This lease has fixed base and common area maintenance (“CAM”) fees and does not contain any variable components.

Pursuant to the terms of the lease agreement, the lessor will provide free rent for May through September 2026. Beginning in October 2026 the Company will pay monthly base rent and fixed CAM fees of $3,305 through May 31, 2029. The Company applied a discount rate of 8% to this lease. The initial amount recorded for the right of use asset and lease liability was $95,992. The right of use asset and right of use liability balances at June 30, 2026 were $91,333 and $97,276, respectively. Total lease expense for the three and six months ended June 30, 2026, including CAM fee expenses, was $5,943 and $5,943.

In addition, the Company as lessee is required to maintain general commercial liability insurance on the property in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of June 30, 2026:

Twelve months ending June 30,	Total
2027	$29,957
2028	41,154
2029	38,845
Total operating lease payments	109,956
Less: discount on lease liability	(12,680)
Total operating lease liability	97,276
Less: current portion of operating lease liability	(22,895)
Non-current portion of operating lease liability	$74,381

12.	Net Loss per Share

Basic earnings or loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, warrants and restricted stock units, if dilutive. Dilutive securities are excluded from the calculation if their effect would be antidilutive based on the treasury stock method or due to a net loss from operations. The Company’s potential dilutive shares include outstanding stock purchase options, warrants and RSUs.

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

All activities are related to the exploration of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes the entire consolidated entity, and the accompanying Financial Statements and the notes to the accompanying Financial Statements are representative of such amounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed interim consolidated financial statements and accompanying notes for the periods ended June 30, 2026 and 2025, with related notes thereto which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of any time other than the time at which this document is declared effective by the SEC. As used in the discussion below, the “Company”, “Silver Bow”, “we”, “us” and “ours” refers to Silver Bow Mining Corp.

All dollar amounts are in U.S. dollars, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Our Business

We were incorporated under the name Blackjack Silver Corp. pursuant to the Ontario Business Corporations Act on August 31, 2020. The Company changed its name to Silver Bow Mining Corp. pursuant to a certificate of amendment effective February 18, 2025. On May 27, 2025, we continued as a British Columbia corporation under the provisions of the British Columbia Business Corporations Act (“BCBCA”). The Company’s registered office is located at 1200-750 West Pender St, Vancouver, British Columbia, V6C 2T8, and its corporate headquarters is located at 1401 Idaho Street, Butte, Montana 59701.

We are focused on the exploration of mineral property interests including silver, zinc, gold, lead, and copper targets in the state of Montana, United States. Our land holdings are located in Silver Bow County, Montana. Our mineral properties include the Rainbow Block, the Marget Ann Block, the Goldsmith Block, the Travona Block, and the Emma Block. Collectively, we refer to these properties as the “Butte Project”.

As of June 30, 2026, we were an exploration stage issuer and have not commenced commercial production or established any Mineral Reserves under Subpart 1300 of Regulation S-K.

Selected Statement of Financial Position Information

	June 30, 2026	December 31, 2025
Financial Position	$	$
Cash and cash equivalents	55,825,576	10,554,948
Working Capital Surplus	55,006,873	9,470,294
Mineral Properties	42,831,804	38,261,379
Total Assets	102,567,853	49,723,155
Total Liabilities	5,916,660	1,734,918

Results of Operations

Three months ended June 30, 2026 compared to Three months ended June 30, 2025

The following table summarizes the Company’s financial results for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Change
	2026	2025	Amount	Percentage
	$	$	$
Exploration costs	2,509,027	98,521	2,410,506	2,447%
Depreciation expenses	30,122	5,996	24,126	402%
Salaries and wages	1,212,654	355,292	857,362	241%
General and administration	663,601	130,685	532,916	408%
Management and advisory	160,460	165,344	(4,884)	(3%)
Professional fees	750,378	541,104	209,274	39%
Operating lease expense	5,943	44,518	(38,575)	(87%)

Net loss from operations	5,332,185	1,341,460	3,990,725	298%
Total other (income) expenses	(328,423)	60,148	(388,571)	(646%)
Net loss	5,003,762	1,401,608	3,602,154	257%

The following is an analysis of our operations for the three months ended June 30, 2026 and 2025. Significant items contributing to the loss incurred were as follows:

●	Exploration costs increased $2,410,506 due to increased surface drilling and underground development activity in the Rainbow Block Property in 2026. The Company expects a significant increase in Rainbow Block Property exploration activity during the remainder of 2026 compared to 2025.

●	Salaries and wages and General and administration costs increased $857,362 and $532,916, respectively, due to the expansion of the Company’s organizational structure in preparation for the increase in operations and the initial public offering (“IPO”) in April 2026.

●	Professional fees increased $209,273 due to higher audit, legal and consulting expenses associated with our public listing in April 2026.

●	Other income increased $388,572 due primarily to receiving interest income of $333,930 earned from the proceeds received from our IPO on April 30, 2026. There was no interest income received in the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to Six months ended June 30, 2025

The following table summarizes the Company’s financial results for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Change
	2026	2025	Amount	Percentage
	$	$	$
Exploration costs	2,918,083	302,391	2,615,692	865%
Depreciation expenses	44,296	11,992	32,304	269%
Salaries and wages	1,831,855	671,466	1,160,389	173%
General and administration	1,057,062	200,272	856,790	428%
Management and advisory	782,478	5,085,987	(4,303,509)	(85%)
Professional fees	1,766,254	632,507	1,133,747	179%
Operating lease expense	5,943	113,601	(107,658)	(95%)

Net loss from operations	8,405,971	7,018,216	1,387,755	20%
Total other (income) expenses	(365,578)	15,727	(381,305)	(2,425%)
Net loss	8,040,393	7,033,943	1,006,450	14%

The following is an analysis of our operations for the six months ended June 30, 2026 and 2025. Significant items contributing to the loss incurred were as follows:

●	Exploration costs increased $2,615,692 due to increased surface drilling and underground development activity in the Rainbow Block Property in 2026. The Company expects a significant increase in Rainbow Block Property exploration activity during the remainder of 2026 compared to 2025.

●	Salaries and wages and General and administration costs increased $1,160,389 and $856,790, respectively, due to the expansion of the Company’s organizational structure in preparation for the increase in operations and the public listing in April 2026.

●	Management and advisory costs decreased $4,303,509 due to a decrease in stock-based compensation costs of $4,331,168. Excluding this, Management and advisory costs were similar year-over-year.

●	Professional fees increased $1,133,746 due to higher audit, legal and consulting expenses associated with our public listing in April 2026.

●	Other income increased $381,305 due primarily to receiving interest income of $398,601 earned from the proceeds received from our IPO on April 30, 2026. There was no interest income received in the six months ended June 30, 2025.

Management Outlook and Trends

Throughout the remainder of 2026, we are expecting to see continued increases in exploration and overhead as the Company pursues its exploration goals and continues building its management structure.

Financial Position, Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows for the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30		Increase/(Decrease)
	2026	2025	Amount
	$	$	$
Cash Flows by (Used In):
Operating activities	(8,060,034)	(2,385,830)	(5,674,204)
Investing activities	(1,340,898)	(1,306,851)	(34,047)
Financing activities	55,984,383	5,456,255	50,528,128
Net Increase in Cash	46,583,451	1,763,574	44,819,877

Cash used in operating activities increased in the six months ended June 30, 2026 compared to the corresponding period in 2025 due to the increase in exploration activities, the expansion of the Company’s management structure and increased professional fees as we increased operational activities and prepared for the 2026 public listing.

The increase in cash provided by financing activities was due to the funds raised in connection with the IPO on April 30, 2026. During the first six months of 2025, the following financing transactions occurred:

●	From January through March 2025, we completed private placements, raising $1,912,078 from the issuance of common shares and purchase warrants with an exercise price of $6.00 for two years from each closing.

●	In February 2025, we issued 1,012,622 common shares pursuant to warrant exercises at a price of $3.50 per share, raising $3,544,177.

Cash used in investing activities was similar to prior year as follows:

●	In the first six months ended June 30, 2026, we incurred investments associated with the Great Republic Property ($570,425) and purchases of property, plant and equipment ($770,473).

●	In the first six months ended June 30, 2025, we incurred investments associated with the Goldsmith mineral properties ($1,006,851) and completing the Ferry Lane acquisition ($300,000).

Cash Resources and Liquidity

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by the sale of our equity securities by way of private placements. As of June 30, 2026, the Company had Cash and cash equivalents of $55,825,576 and working capital of $55,006,873. On April 30, 2026 the Company successfully completed its IPO whereby the Company issued 5.2 million shares of common stock and raised net proceeds of approximately $55.1 million. These proceeds are intended to be used to continue exploration of our mineral properties, as well as for working capital and general corporate purposes. The shares sold in the IPO were registered under the Securities Act of 1933 and commenced trading on the NYSE American Stock Exchange.

During the twelve months following June 30, 2026, the Company anticipates cash expenditures of approximately $40 million for exploration activities and working capital purposes.

Based on its liquidity position as of June 30, 2026, the net proceeds from the IPO and planned expenditures for the next 12 months, management believes the Company has sufficient resources to meet its obligations as they become due within 12 months from the issuance date of these consolidated financial statements, which have been prepared on a going-concern basis. While we have been successful in the past in obtaining the necessary capital to support our operations, including registered equity financing, there is no assurance we will be able to obtain additional equity capital or other financing, if needed.

Critical Accounting Policies and Estimates

This MD&A of the Company’s financial condition and results of operations is based on our condensed interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparation of financial statements requires management to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and the related disclosures of contingencies. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that the Company’s condensed interim consolidated financial statements are fairly presented in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the Company’s assumptions and estimates, and such differences could be material. Management believes that the following critical accounting estimates and judgments have a significant impact on the Company’s condensed interim consolidated financial statements; valuation of options and warrants granted to directors and officers using Black-Scholes models.

The Company’s accounting policies are described in greater detail in Note 2 to the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, which can be found in the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 24, 2026. There have been no material changes to the Company’s critical accounting policies and estimates as compared to the Company’s critical accounting policies and estimates described in the Registration Statement.

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

This list is not exhaustive of the factors that might affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the “Risk Factors” section of our registration statement on Form S-1/A (No. 333-292928) as filed with the SEC on April 24, 2026 and this quarterly report on Form 10-Q. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that could cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained or incorporated by reference in this quarterly report on Form 10-Q by the foregoing cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Remediation of Previously Reported Material Weakness

As previously reported in the Company’s Prospectus, we identified material weaknesses in internal controls over financial reporting during the 2025 audit. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the vesting methodology for stock-based compensation expense and the accounting for stock-based compensation and equity instrument modifications. Once discovered, adjustments were recognized for both items to ensure proper accounting treatment.

To remediate the material weaknesses, the Company made several changes to its internal control framework that improved its internal control over financial reporting. During the period ended June 30, 2026, the Company implemented a monthly accounting closing policy to formalize closing roles and responsibilities as well as reporting timelines. In addition, the Company made specific revisions to existing accounting policies to quickly identify and account for certain types of complex accounting transactions. While we believe these efforts will improve our internal controls over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operational effectiveness of internal controls over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes in our internal control over financial reporting to address remediation of a previously disclosed material weakness as described above under the section heading “- Remediation of Previously Reported Material Weakness.”

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1/A, as filed with the SEC on April 24, 2026, which risk factors are incorporated herein by reference. The risks described in our Registration Statement on Form S-1/A and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period ended June 30, 2026, we had the following unregistered sales of equity securities not previously reported on Form 8-K:

●	On April 26, 2026, the Company issued 10,000 common shares pursuant to warrant exercises, raising $60,000 at a price of $6.00 per share. The securities were issued upon payment of the exercise price in cash pursuant to Rule 506 of Regulation D and Section 4(a)(2) of the U.S. Securities Act.

Repurchases of Equity Securities

During the period ended June 30, 2026, we did not repurchase any of our equity securities.

Use of Proceeds

On May 1, 2026, we closed our first public offering of securities under the Securities Act of 1933, as amended (the “Securities Act”). We are required to report our use of proceeds pursuant to our Registration Statements on Form S-1 (333-292928 and 333-295418). Following the closing of the public offering, we received approximately $55.1 million in net proceeds (or $11.50 per common share sold in the public offering), which funds were wired into our operating bank account.

As of the date hereof, we have used $7m of the net proceeds of the offering for the following purposes: $5m for exploration and $2m for general corporate expenses.

As of the date hereof, we reasonably estimate that we have approximately $48m million in net proceeds remaining in our operating accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2026, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.  OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles (incorporated by reference to Exhibit 3.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
3.2	Articles (incorporated by reference to Exhibit 3.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 24, 2026).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.2	Form of Warrant (December 2024-March 2025) (incorporated by reference to Exhibit 4.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.3	Form of Warrant (2023-2024) (incorporated by reference to Exhibit 4.3 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.4	Performance Warrant Agreement with C. Travis Naugle (incorporated by reference to Exhibit 3.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on February 17, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Interim Consolidated Balance Sheets for the periods months ended June 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Interim Consolidated Statements of Operations for the three and six months ended June 30, 2026 and June 30, 2025, (iii) Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the six months end June 30, 2026 and 2025, and (v) Unaudited Condensed Interim Consolidated Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BOW MINING CORP. (Registrant)

Dated: August 13, 2026	By:	/s/ C. Travis Naugle
C. Travis Naugle
Chief Executive Officer

Dated: August 13, 2026	By:	/s/ Wade Black
Wade Black
Chief Financial Officer