Form 10-Q
period 2026-09-30
SILVER BOW MINING CORP.
filed 2026-11-12
CIK 2067674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date: 29,550,399 common shares, without par value, outstanding as of November 9, 2026.

SILVER BOW MINING CORP.

FORM 10-Q

For the Quarter Ended September 30, 2026

(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Balance Sheets

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$9,890,538	$10,554,948
Prepaid expenses	1,305,770	177,075
Other current assets	762,738	250,496
	11,959,046	10,982,519
Non-current Assets
Restricted cash - reclamation deposit	1,538,611	225,788
Right of use asset	172,964	-
Property and equipment, net	1,302,173	253,469
Deposits - Montana Tunnels Mining Inc.	35,675,808	-
Mineral properties	42,831,804	38,261,379
Total Assets	$93,480,406	$49,723,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	4,721,468	$1,512,225
Lease liability - short term	62,735	-
Short term obligation - Great Republic mineral property	500,000	-
Total current liabilities	5,284,203	1,512,225
Non-current Liabilities
Environmental remediation reserve	222,693	222,693
Lease liability - long term	125,087	-
Long term obligation - Great Republic mineral property	3,500,000	-
Total Liabilities	9,131,983	1,734,918

Commitments and Contingencies - Note 9

Stockholders’ Equity
Common shares, no par value, unlimited shares authorized; 29,528,500 issued and outstanding at September 30, 2026 (December 31, 2025 - 24,143,500)	120,259,031	64,080,293
Additional paid-in capital	8,906,427	7,972,394
Accumulated deficit	(44,817,035)	(24,064,450)
Total Stockholders’ Equity	84,348,423	47,988,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,480,406	$49,723,155

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Operations

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses
Exploration costs	$8,401,885	$197,484	$11,319,968	$499,875
Depreciation	46,668	8,530	90,964	20,522
Salaries and wages	1,540,676	319,644	3,372,531	991,110
General and administration	1,582,616	119,686	2,639,678	329,115
Management and advisory fees	433,526	976,523	1,216,004	6,062,510
Professional fees	943,041	408,130	2,709,295	1,040,637
Operating lease expenses	16,746	-	22,689	104,444
Net loss from operations	12,965,158	2,029,997	21,371,129	9,048,213

Other (income) expenses
Sub-lease income	-	-	-	(51,952)
Foreign exchange (gain) loss	36,968	47,248	19,939	80,737
Interest income	(170,329)	-	(568,930)	-
Interest expense	31,148	8,192	81,408	36,949
Other (income) expense	(150,753)	5,548	(150,961)	10,981
Total other (income) expenses	(252,966)	60,988	(618,544)	76,715
Net loss	$12,712,192	$2,090,985	$20,752,585	$9,124,928

Net loss per share, basic and diluted	$0.43	$0.12	$0.77	$0.55
Weighted average shares, basic and diluted	29,528,500	17,285,885	27,001,467	16,495,250

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

	Number of shares	Common Stock	Additional paid-in capital	Accumulated deficit	Total

Balance at June 30, 2026	29,528,500	$120,259,031	$8,497,005	$(32,104,843)	$96,651,193
Stock-based compensation	-	-	409,422	-	409,422
Net loss for the period	-	-	-	(12,712,192)	(12,712,192)
Balance at September 30, 2026	29,528,500	$120,259,031	$8,906,427	$(44,817,035)	$84,348,423

Balance at December 31, 2025	24,143,500	$64,080,293	$7,972,394	$(24,064,450)	$47,988,237
Warrant exercises	185,000	1,094,355	(194,355)	-	900,000
Proceeds from IPO, net of issue costs	5,200,000	55,084,383	-	-	55,084,383
Stock-based compensation	-	-	1,128,388	-	1,128,388
Net loss for the period	-	-	-	(20,752,585)	(20,752,585)
Balance at September 30, 2026	29,528,500	$120,259,031	$8,906,427	$(44,817,035)	$84,348,423

Balance at June 30, 2025	16,708,376	$40,793,473	$19,008,564	$(20,724,454)	$39,077,583
Warrant exercises	187,499	1,125,000	-	-	1,125,000
Issuance of common shares - acquisition settlement	503,333	2,265,000	(2,265,000)	-	-
Stock-based compensation	-	-	-	-	-
Net loss for the period	-	-	-	(2,090,985)	(2,090,985)
Balance at September 30, 2025	17,399,208	$44,183,473	$16,743,564	$(22,815,439)	$38,111,598

Balance at December 31, 2024	15,134,010	$35,179,387	$11,819,990	$(13,690,511)	$33,308,866
Issuance of common shares, net of costs	461,744	1,462,198	449,880	-	1,912,078
Issuance of common shares - acquisition settlement	503,333	2,265,000	-	-	2,265,000
Warrant exercises	1,200,121	4,966,888	(297,711)	-	4,669,177
Restricted stock units	100,000	310,000	(310,000)	-	-
Stock-based compensation	-	-	5,081,405	-	5,081,405
Net loss for the period	-	-	-	(9,124,928)	(9,124,928)
Balance at September 30, 2025	17,399,208	$44,183,473	$16,743,564	$(22,815,439)	$38,111,598

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

	September 30,	September 30,
	2026	2025

Cash flows provided by (used in):
Operating activities
Net loss for period	$(20,752,585)	$(9,124,928)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,128,388	5,081,405
Depreciation expense	90,964	20,522

Changes in operating assets and liabilities:
Prepaid expenses	(1,128,695)	22,847
Accounts payable and accrued liabilities	3,209,243	359,279
Net change in operating lease assets and liabilities	14,858	(10,430)
Other assets and liabilities, net	(512,242)	15,128
Net cash flows used in operating activities	(17,950,069)	(3,636,177)

Investing activities
Asset purchase – Montana Tunnels Mining Inc.	(35,675,808)	-
Acquisition of mineral rights - Great Republic	(570,425)	-
Acquisition of mineral rights - Goldsmith	-	(1,006,851)
Acquisition of Ferry Lane	-	(750,000)
Purchase property and equipment	(1,139,668)	(163,943)
Net cash flows used in investing activities	(37,385,901)	(1,920,794)

Financing activities
Warrant exercises	900,000	4,669,177
Proceeds from issuance of common stock, net of costs	-	1,912,078
Proceeds from IPO, net of costs	55,084,383	-
Net cash flows provided by financing activities	55,984,383	6,581,255

Net increase in cash and restricted cash	648,413	1,024,284
Cash and restricted cash, beginning of year	10,780,736	481,418
Cash and restricted cash, end of period	$11,429,149	$1,505,702

Supplemental disclosure of noncash investing and financing activities

Obligation for acquisition of Great Republic mineral property (see Note 6)	$4,000,000	$-
Shares to be issued Lane F (see Note 6)	$-	$2,265,000

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

SILVER BOW MINING CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Silver Bow Mining Corp. (the “Company” or “Silver Bow” or “SBM”) was incorporated on August 31, 2020 under the laws of the province of Ontario, Canada, under the name Blackjack Silver Corp. On February 18, 2025, the Company’s name was changed to Silver Bow Mining Corp., and on May 27, 2025 it continued its incorporation to the province of British Columbia. The Company’s registered office is located at 1200-750 West Pender Street, Vancouver, BC V6C 2T8, and its corporate headquarters is located at 1401 Idaho Street, Butte, Montana 59701.

The Company is engaged in the acquisition, exploration, and development of mineral resource properties in Butte, Montana, USA. The Company’s primary business objective is to identify and evaluate prospective properties with the potential for future extraction and commercialization.

As of September 30, 2026, the Company is in the exploration stage and has not commenced commercial production or established mineral reserves.

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

2.	Basis of Presentation and Use of Estimates

These unaudited condensed interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and are presented in United States dollars, unless otherwise indicated. The results reported in these Financial Statements are not necessarily indicative of the results that may be reported for the entire year. Accordingly, these Financial Statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, which can be found in the Company’s Registration Statement on Form S-1/A filed with the SEC on April 21, 2026.

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheet as of September 30, 2026, the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three and nine-month periods ended September 30, 2026 and 2025.

As of September 30, 2026, the Company had cash and cash equivalents of $9,890,538. Based on the current liquidity position and planned expenditures, management believes the Company has sufficient resources to meet its obligations as they become due within twelve months from the issuance date of these Financial Statements, which have been prepared on a going concern basis.

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

3.	Significant Accounting Policies and Recently Issued Accounting Standards

The significant accounting policies applied in the preparation of these Financial Statements are consistent with the accounting policies disclosed in Note 2 of the Company’s audited consolidated Financial Statements for the years ended December 31, 2025 and 2024 included within the Company’s Registration Statement on Form S-1/A filed with the SEC on April 24, 2026.

Recently issued accounting standards are consistent with the disclosures in Note 2 of the audited consolidated Financial Statements for the years ended December 31, 2025 and 2024 included within Company’s Registration Statement on Form S-1/A filed with the SEC on April 24, 2026.

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

5.	Property & Equipment, (net)

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025
Computers, fixtures and office equipment	$634,728	$158,591
Vehicles	378,345	174,274
Software	219,853	75,728
Land Improvements	256,096	-
Leasehold improvements	59,239	-
Total Property and Equipment	$1,548,261	$408,593
Less: Accumulated Depreciation	(246,088)	(155,124)
Total Property and Equipment (net)	$1,302,173	$253,469

Depreciation expense was $46,668 and $8,530 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $90,964 and $20,522 for the nine months ended September 30, 2026 and 2025, respectively and is included in the depreciation expense in the consolidated statements of operations.

6.	Mineral Rights and Properties

As of September 30, 2026, the Company held patented mineral and surface rights in Montana, USA. These mineral and surface rights were acquired through asset acquisitions during 2023, 2024, and 2025. The Company is required to make annual property tax payments of approximately $13,000 to maintain these properties.

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

Great Republic

On January 23, 2026, the Company acquired approximately 805 acres of surface lands and approximately 846 acres of mineral rights on property contiguous with the Goldsmith Block, referred to as the “Great Republic” block. The purchase was structured with an initial $570,425 down payment upon execution, including costs, followed by three annual $500,000 installments plus 3% annual accrued interest in January 2027, 2028 and 2029, concluding with a final balloon payment of $2,500,000 plus any remaining accrued interest by January 23, 2030.

As of September 30, 2026 and December 31, 2025, the activity of these mineral rights and properties was as follows:

Amount
Balance, December 31, 2024	$37,254,528
Additions during 2025	1,006,851
Balance, December 31, 2025	$38,261,379
Additions during the period	4,570,425
Balance, September 30, 2026	$42,831,804

7.	Pending Acquisition of Assets of Montana Tunnels Mining, Inc.

On August 21, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Montana Tunnels Mining Inc. (MTMI). Under the Purchase Agreement, the Company agreed to acquire assets and rights comprising the Montana Tunnels Mine and milling complex (“MT Mine”), including related mineral and real property interests, improvements, tangible personal property, water rights, permits, books and records, intellectual property, and other specified assets, together with certain liabilities associated with the acquired assets, as described in the Purchase Agreement.

Assets excluded from the transaction include the Diamond Hill Mine (“DH Mine”) and certain real property not associated with the MT Mine operations. MTMI will retain rights to process ores generated from the DH Mine and an affiliate’s mine through the milling complex under a cost-plus arrangement. MTMI will retain liabilities not specifically assumed by the Company, subject to their treatment and potential discharge in the Chapter 11 proceeding, noted below.

The Purchase Agreement provides for a staged closing process and contemplates that the acquired assets will be transferred to the Company free and clear of liens and encumbrances, other than certain permitted encumbrances, pursuant to orders of the Bankruptcy Court. The closing process includes an initial close, which was completed by SBM funding approximately $28.6 million into escrow for the satisfaction of specified obligations associated with the acquired assets and liabilities, including approximately $20.8 million payable to the Montana Department of Environmental Quality and approximately $4.27 million payable to Jefferson County, Montana. The final closing involves the transfer of 3,500,000 of Contingent Value Rights (“CVRs”) to MTMI shareholders, along with 11,500,000 of deferred CVR’s that may vest in future periods as follows:

●	6,250,000 CVR’s upon the earlier of a positive construction decision on the MT Mine pit expansion or nine months following completion of an MT Mine pit feasibility study which demonstrates positive economics for the project.

●	5,250,000 CVR’s upon the earlier of the achievement of the MT Mine pit commercial production milestone or 36 months following a construction decision by the Company on the MT Mine pit expansion, subject to specified extensions.

Each CVR is convertible into one share of SBM common stock. In September 2026, an agreement was reached whereby SBM loaned $5 million to MTMI shareholders in exchange for secured notes that will be settled and paid in full by the surrender of 1,155,562 of the CVRs due at the final close, which will result in a net 2,344,438 of CVRs being outstanding.

On July 27, 2026, MTMI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Montana. The Chapter 11 proceeding was initiated to facilitate the sale of certain MTMI assets and address outstanding obligations as part of the Purchase Agreement. On September 4, 2026, the Bankruptcy Court granted a motion for structured dismissal of the Chapter 11 case. In connection with the transaction, approximately $35.7 million was paid by the Company during the third quarter of 2026, which includes the $28.6 million escrow payment, the $5 million payment to MTMI shareholders for a secured note to be settled through the surrender of CVRs, a $1 million payment as an exclusivity fee upon beginning negotiations, and approximately $1.1 million of transaction-related expenses.

The $35.7 million paid during the third quarter 2026 is recognized in Deposits – Montana Tunnels Mining Inc. pending final closing of the transaction, expected before the end of 2026.

8.	Environmental Remediation Reserve and Reclamation Deposit

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

At September 30, 2026 and December 31, 2025	2026	2025
	($)	($)
Environmental remediation reserve	222,693	222,693
Restricted cash - reclamation deposit	1,538,611	225,788

9.	Commitments and Contingencies

Other than routine litigation incidental to our business, or as described below, the Company is not currently a party to any material pending legal proceedings that management believes would be likely to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

10.	Stockholders’ Equity

The authorized common stock of the Company consists of an unlimited number of common shares without par value. The Company’s common stock has no par value. All proceeds received for the issuance of common stock are attributed to common stock on the Company’s consolidated balance sheets. The relative fair value of issued share purchase warrants is recognized as part of Additional paid-in capital.

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

On August 11 and 18, 2025, the Company issued 100,000 common shares pursuant to warrant exercises, raising $600,000 at a price of $6.00 per share.

On September 18, 2025, the Company issued 87,499 common shares pursuant to warrant exercises raising $525,000 at a price of $6.00 per share.

2026 Financings – initial public offering (“IPO”)

On May 1, 2026 the Company completed an IPO of 5.2 million shares of common stock at a price of $11.50 per share. The Company received net proceeds of $55,084,383 after deducting underwriting discounts, commissions, and offering expenses.

These proceeds are intended to be used to continue exploration of the Company’s mineral deposits, as well as for working capital and general corporate purposes. The common shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to registration statements on Form S-1 (Nos. 333-292928 and 333-295418). The Company’s common shares began trading on the NYSE American LLC on April 30, 2026.

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

On March 23, 2026, the Company issued 108,000 common shares pursuant to warrants exercises, raising $540,000 at a price of $5.00 per share.

On March 24, 2026, the Company issued 20,000 common shares pursuant to warrants exercises, raising $100,000 at a price of $5.00 per share.

On April 26, 2026, the Company issued 10,000 common shares pursuant to warrant exercises, raising $60,000 at a price of $6.00 per share.

11.	Stock-based Compensation

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

The Company also issues warrants related to external financing and officer performance.

Total compensation expense recognized for stock-based compensation for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
Financial Statement Line Item	2026	2025	2026	2025
Management and advisory fees	$304,936	$-	$979,272	5,005,505
Salaries and wages	72,130	-	115,354	75,900
Professional fees	32,356	-	33,762	-
Total stock-based compensation	$409,422	$-	$1,128,388	$5,081,405

	Three months ended		Nine months ended
	September 30,		September 30,
Compensation Type	2026	2025	2026	2025
Stock options	$393,626	$-	$565,919	$2,130,404
RSUs	15,796	-	26,269	270,000
Warrants	-	-	536,200	2,681,001
Total stock-based compensation	$409,422	$-	$1,128,388	$5,081,405

Stock Options

A summary of stock option activity within the Company’s LTIP plan for the nine months ended September 30, 2026 and 2025 is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (Years)
Balance, December 31, 2024	665,000	2.80	3.90
Granted	860,000	3.10
Balance, September 30, 2025	1,525,000	3.01	3.87

Balance, December 31, 2025	1,607,500	3.11	3.68
Granted	939,000	9.80
Expired/ Forfeited	(57,500)	3.57
Balance, September 30, 2026	2,489,000	5.63	3.65
Exercisable, September 30, 2026	1,503,334	3.06	2.91

Based on the Company’s closing stock price at September 30, 2026, the intrinsic value of the balance of stock options and vested stock options was $8,805,940 and $8,584,904, respectively.

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

On April 14, 2025, the Company granted 60,000 options to the vice president of exploration. The incentives stock options vested immediately, have a 5-year term, and an exercise price of $3.10. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.02%; expected life of 5 years; expected volatility 141%; and estimated share price $3.10.

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

On August 26, 2026, the Company granted 542,000 options to certain officers and employees. The incentive stock options vested one-third on the first anniversary of the grant, and one-third on each subsequent anniversary, have a 5-year term, and an exercise price of $8.86. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.37%; expected life of 3 years; expected volatility 82.8%; and estimated share price $8.86.

On September 3, 2026, the Company granted 56,000 options to certain employees. The incentive stock options vested one-third on the first anniversary of the grant, and one-third on each subsequent anniversary, have a 5-year term, and an exercise price of $8.53. The underlying weighted average assumptions used in the estimation of fair value in the Black-Scholes valuation model are as follows: risk free rate of 4.52%; expected life of 3 years; expected volatility 82.8%; and estimated share price $8.53

For the 985,666 unvested stock options as of September 30, 2026, the unrecognized stock-based compensation is $6,431,437.

Restricted Stock Units

The Company provides equity compensation in the form of RSUs to certain eligible employees and directors. The deemed fair values of the unvested RSUs are between $3.00 and $11.50.

On February 1, 2025, the Company granted 100,000 RSUs to the chief executive officer that vested immediately. These RSUs were subsequently distributed on April 1, 2025.

The Company issued 31,882 RSUs on March 31, 2025 and 44,838 RSUs on June 30, 2025 to our directors. These RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2025 for these RSUs.

The Company granted 44,838 RSUs on September 30, 2025 to our directors. These RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2025 for these RSUs.

The Company issued 10,293 RSUs on March 31, 2026 to our directors. Similar to the 2025 director RSUs, these RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2026 for these RSUs.

On May 19, 2026 the Company granted 13,500 RSUs to the Chief Operating Officer, 3,500 of which vest in six months subsequent to our IPO, and 10,000 of which upon successful completion of the rehabilitation of the Chief Joseph portal on our Rainbow Block Property.

On August 26, 2026 the Company granted 15,685 RSUs to our directors. Similar to the 2025 director RSUs, these RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2026 for these RSUs.

On September 30, 2026 the Company granted 15,846 RSUs to our directors. Similar to the 2025 director RSUs, these RSUs vest only if there has been a change of control, the sale of a majority of the Company’s assets, or if a director leaves the Board of Directors. As such, no stock-based compensation has been recognized in 2026 for these RSUs.

A summary of activity related to restricted share units (“RSUs”) during the nine-month period ended September 30, 2026, is presented below:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value
Unvested grants outstanding at December 31, 2025	133,135	$3.87
Granted during the period	55,324	8.29
Forfeited during the period	-	-
Vested during the period	-	-
Unvested grants outstanding at September 30, 2026	188,459	$5.17

For the outstanding RSUs as of September 30, 2026, the unrecognized stock-based compensation is $935,549.

Warrants

A summary of the Company’s warrant activity related to financing events for the nine months ended September 30, 2026 and 2025 are as follows:

	Number	Weighted Average exercise price
Balance, December 31, 2024	7,949,531	$4.70
Issued	215,872	6.00
Exercised	(1,200,121)	3.90
Expired	(44,443)	3.50
Balance, September 30, 2025	6,920,839	$4.90

Balance, December 31, 2025	397,049	$4.87
Issued	-	-
Exercised	(185,000)	4.86
Expired	(94,821)	5.29
Balance, September 30, 2026	117,228	$4.27

For the nine months ended September 30, 2025, common share purchase warrants of 215,872 were issued as part of financing transactions. See Note 10 for further details.

In addition to the above warrants, on January 27, 2025, the Company issued 1,400,000 Performance Warrants to the chief executive officer pursuant to his executive employment agreement. The vesting of these warrants is subject to several performance milestones, including the completion of the Lane F acquisition, purchase of the Goldsmith Block (see Note 6) and completion of a public offering. As of September 30, 2026, 1,200,000 of the warrants have vested. The warrants are exercisable at $3.10 per share; fair value of $2.70; expire January 27, 2035. For these warrants, the Company used a risk-free rate of 4.55%; expected life of 10 years; and expected volatility of 167%. The unrecognized impact of these unvested warrants was $536,200.

12.	Operating Leases

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

Operating lease expense for the three months ended September 30, 2026 and 2025 was $0 and $0, respectively. Operating lease expense for the nine months ended September 30, 2026 and 2025 was $0 and $104,444, respectively. Total sub-lease income for three months ended September 30, 2026 and 2025 was $0 and $0, respectively. Total sub-lease income for the nine months ended September 30, 2026 and 2025 was $0 and $51,952, respectively.

Hennessey Building Lease

On May 1, 2026 the Company entered an operating lease for office space in Butte, Montana through May 31, 2029. This lease has fixed base and common area maintenance (“CAM”) fees and does not contain any variable components.

Pursuant to the terms of the lease agreement, the lessor will provide free rent for May through September 2026. Beginning in October 2026, the Company will pay monthly base rent and fixed CAM fees of $3,305 through May 31, 2029. The Company applied a discount rate of 8% to this lease. The initial amount recorded for the right of use asset and lease liability was $95,992.

Thornton Building Lease

On August 1, 2026 the Company entered an operating lease for office space in Butte, Montana through July 31, 2029. This lease has fixed base expense and variable common area maintenance (“CAM”) fees.

Pursuant to the terms of the lease agreement, the Company will pay monthly base rent expense of $2,901 through July 31, 2029. The Company applied a discount rate of 8% to this lease. The initial amount recorded for the right of use asset and lease liability was $93,201.

At September 30, 2026 the right of use asset and right of use and liability balances were $172,964 and $187,822, respectively. Total lease expense for the three and nine months ended September 30, 2026, was $16,746 and $20,662.

The Company also incurred variable lease costs for the three and nine months ended September 30, 2026, was $2,027 and $2,027.

In addition, the Company as lessee is required to maintain general commercial liability insurance on the property in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate.

The following table is a maturity analysis of the future minimum lease payments for operating leases as of September 30, 2026:

Twelve months ending September 30,	Total
2027	$75,006
2028	76,299
2029	57,295
Total operating lease payments	208,600
Less: imputed interest	(20,778)
Total operating lease liability	187,822
Less: current portion of operating lease liability	(62,735)
Non-current portion of operating lease liability	$125,087

13.	Net Loss per Share

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

The Company’s potential dilutive shares include outstanding stock purchase options, warrants and RSUs. See Note 11 for details on the outstanding amounts of these outstanding dilutive shares.

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

All activities are related to the exploration of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes the entire consolidated entity, and the accompanying Consolidated Financial Statements and the notes to the accompanying Consolidated Financial Statements are representative of such amounts.

15.	Subsequent Events

On September 22, 2026, the Company announced that it had signed a non-binding term sheet (“Term Sheet”) with Ocean Partners UK Limited (“Ocean Partners”) for an integrated funding, credit support, and offtake package (“Package”) with an aggregate total of approximately $88 million in funding and credit support. The Package is largely contingent upon the final closing of the MTMI Purchase Agreement, which is expected by the end of 2026.

As part of the Term Sheet, Ocean Partners would provide guarantees supporting replacement surety bonds of up to US$43.1 million, subject to acceptable terms and approvals, which would release approximately $41 million currently posted as a reclamation bond related to the MTMI purchased assets. In addition, Ocean Partners would provide guarantees supporting the Rainbow Block $2.3 million surety bond, freeing up approximately US$1.5 million of cash collateral currently bonded.

Ocean Partners will also provide a $40 million concentrate prepayment facility (“Facility”) in three tranches as follows: $10 million at the initial closing of the Facility (expected after the closing of the MTMI Purchase Agreement); $20 million upon a Company board resolution approving a restart or refurbishment program at either of the MTMI properties; and $10 million at the Company’s option after three consecutive months of concentrate deliveries under any of the concentrates contracts. These do not require any production-timing covenants, with repayment of the Facility principally completed through offsets from concentrate deliveries.

Also provided in the Facility was $5 million of pre-bridge financing, which was provided to the Company on October 6, 2026. This bridge will be credited against the initial $10 million tranche at closing of the Facility. The following are also provided as part of the Facility:

●	A $5 million lead investment in future equity investment with Ocean Partners acting as lead investor, if and when, the Company conducts its next round of equity financing on the same terms as other investors.

●	A ten-year offtake agreement whereby Ocean Partners would purchase 100% of any future potential zinc and lead concentrates attributable to the Rainbow Block, 100% of any future potential zinc and lead concentrates attributable to ores from outside the M-Pit at Montana Tunnels and one-third of future potential zinc and lead concentrates from inside the M-Pit at Montana Tunnels on benchmark-linked terms with no minimum tonnages and no take-or-pay. The Company retains pricing rights to terminate the offtake contracts at any time, before or after production, and these rights survive a change of control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the condensed interim consolidated financial statements and accompanying notes for the periods ended September 30, 2026 and 2025, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors.” We are not undertaking any obligation to update any forward-looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made. Therefore, no reader of this document should rely on these statements being current as of the date of this Quarterly Report on Form 10-Q. As used in the discussion below, the “Company”, “Silver Bow”, “we”, “us” and “ours” refer to Silver Bow Mining Corp.

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

We are focused on the exploration of mineral property interests including silver, zinc, gold, lead, and copper targets in the state of Montana, United States. Our land holdings are located in Silver Bow County, Montana. Our mineral properties include the Rainbow Block, the Marget Ann Block, the Goldsmith Block, the Travona Block, the Great Republic Block and the Emma Block. Collectively, we refer to these properties as the “Butte Project”.

As of September 30, 2026, we were an exploration stage issuer and have not commenced commercial production or established any Mineral Reserves under Subpart 1300 of Regulation S-K.

Recent Developments

Pending Acquisition of Assets of Montana Tunnels Mining, Inc.

On August 21, 2026, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Montana Tunnels Mining Inc. (MTMI). Under the Purchase Agreement, the Company agreed to acquire assets and rights comprising the Montana Tunnels Mine and milling complex, including related mineral and real property interests, improvements, tangible personal property, water rights, permits, books and records, intellectual property, and other specified assets, together with certain liabilities associated with the acquired assets, as described in the Purchase Agreement (the “Acquisition”).

The Acquisition is structured in two stages: (i) an initial closing under the Purchase Agreement (the “First Closing”), where funds were placed in escrow by the Company to satisfy credit obligations of MTMI and (ii) a secondary closing at which the purchased assets will be transferred to the Company and contingent value rights (“CVRs”) will be issued to MTMI shareholders (the “Final Closing”).

In connection with the First Closing, $35.7 million was paid by the Company during the third quarter of 2026, which includes the $28.6 million escrow payment a $1 million payment as an exclusivity fee upon beginning negotiations, and approximately $1.1 million of transaction-related expenses. Concurrent with the First Closing, the Company also loaned MTMI shareholders $5 million in exchange for secured notes that will be settled through the surrender of 1,155,562 of the CVRs to be delivered at the Final Closing.

The Final Closing is conditioned on, among other matters, the approval of the Company’s shareholders as required under applicable NYSE American rules with respect to the issuance of the Common Shares on conversion of the CVRs, as well as NYSE American approval of the supplemental listing of such Common Shares. There can be no assurance that Final Closing will occur timely or at all.

For further details, see Note 7 in the Notes to the Company’s Condensed Interim Unaudited Financial Statements included within Item 1. See also “Part II. Item 1A. Risk Factors” below for certain risks related to the proposed Acquisition.

Additional information and where to find it

This report may be deemed to be solicitation material in respect of the proposed shareholders meeting of the Company to approve the issuance of the CVRs and the underlying common shares. In connection with the proposed shareholders meeting, the Company intends to file relevant materials with the U.S. Securities and Exchange Commission (the “SEC”), including the Company’s proxy statement in preliminary and definitive form. INVESTORS AND SHAREHOLDERS OF SILVER BOW MINING ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING SILVER BOW MINING’S PROXY STATEMENT (WHEN THEY ARE AVAILABLE), BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE SHAREHOLDER APPROVAL BEING REQUESTED. Investors and shareholders of the Company are or will be able to obtain these documents (when they are available) free of charge from the SEC’s website at www.sec.gov, or free of charge from the Company under the “Investors” section of the Company’s website at www.silverbowmining.com/investors or by sending a request by e-mail to ir@silverbowmining.com or by mail to 1401 Idaho Street, Butte, Montana 59701, attention: Corporate Secretary.

Participants in the solicitation

The Company and certain of its directors and executive officers, under SEC rules, may be deemed to be “participants” in the solicitation of proxies from shareholders of the Company in connection with the proposed transaction. Information about the Company’s directors and executive officers is available in the Company’s registration statement on Form S-1/A, which was filed with the SEC on April 24, 2026. To the extent holdings of the Company’s securities by their respective directors or executive officers have changed since the amounts set forth in the Registration Statement on Form S-1/A, such changes have been or will be reflected on Initial Statements of Beneficial Ownership on Form 3 or Statements of Change in Ownership on Form 4 filed with the SEC. Additional information concerning the interests of the Company’s participants in the solicitation, which may, in some cases, be different than those of the Company’s shareholders generally, will be set forth in the Company’s proxy statement relating to the proposed approval by shareholders, when it becomes available.

Ocean Partners Funding and Credit Support Package

On September 22, 2026, the Company announced an $88 million term sheet with Ocean Partners UK Limited (“Ocean Partners”) for a funding, credit support and offtake package comprised of a $40 million concentrate prepayment facility in three tranches; guarantees supporting replacement surety bonds of up to $43.1 million subject to finalized terms and DEQ acceptance; $5 million lead commitment in future equity financing, if the Company conducts such future financing; and ten-year zinc and lead concentrate offtake agreements. The term sheet is non-binding except for the $5 million pre-closing bridge note. The bridge was funded on October 6, 2026 and bears interest at 12-month SOFR plus 6.75%, secured by an assignment of the Company’s rights under the MTGF secured note and Purchase Agreement and credited against the first prepayment tranche. If Final Closing does not occur, the bridge becomes repayable on the long-stop date.

For further details on the Ocean Partners term sheet, see Note 15 in the Notes to the Company’s Condensed Interim Unaudited Financial Statements included within Item 1.

Selected Statement of Financial Position Information

	September 30, 2026	December 31, 2025
Financial Position	$	$
Cash and cash equivalents	9,890,538	10,554,948
Working Capital Surplus	6,674,843	9,470,294
Mineral Properties	42,831,804	38,261,379
Total Assets	93,480,406	49,723,155
Total Liabilities	9,131,983	1,734,918

Results of Operations

Three months ended September 30, 2026 compared to Three months ended September 30, 2025

The following table summarizes the Company’s financial results for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Change
	2026	2025	Amount	Percentage
	$	$	$
Exploration costs	8,401,885	197,484	8,204,401	4154%
Depreciation expenses	46,668	8,530	38,138	447%
Salaries and wages	1,540,676	319,644	1,221,032	382%
General and administration	1,582,616	119,686	1,462,930	1222%
Management and advisory	433,526	976,523	(542,997)	(56%)
Professional fees	943,041	408,130	534,911	131%
Operating lease expense	16,746	-	16,746	100%

Net loss from operations	12,965,158	2,029,997	10,935,161	539%
Total other (income) expenses	(252,966)	60,988	(313,954)	(515%)
Net loss	12,712,192	2,090,985	10,621,207	508%

The following is an analysis of our operations for the three months ended September 30, 2026 and 2025. Significant items contributing to the loss incurred were as follows:

●	Exploration costs increased $8,204,401 due to increased surface drilling and underground development activity in the Rainbow Block Property in 2026. The Company expects a significant increase in Rainbow Block Property exploration activity during the remainder of 2026 compared to 2025.

●	Salaries and wages and General and administration costs increased $1,221,032 and $1,462,930, respectively, due to the expansion of the Company’s organizational structure in preparation for the increase in operations and the initial public offering (“IPO”) in April 2026.

●	Management and advisory costs decreased $542,997 due to a shift in leadership resources in preparation for our IPO in 2026, partially offset by an increase in stock-based compensation of $304,936 in the third quarter of 2026.

●	Professional fees increased $534,911 due to higher audit, legal and consulting expenses associated with increased organizational activities and becoming a public company in 2026.

●	Other income increased $313,954 due primarily to receiving interest and securities income of $321,082 earned from the proceeds received from our IPO on May 1, 2026. There was minimal interest income received in the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to Nine months ended September 30, 2025

The following table summarizes the Company’s financial results for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Change
	2026	2025	Amount	Percentage
	$	$	$
Exploration costs	11,319,968	499,875	10,820,093	2165%
Depreciation expenses	90,964	20,522	70,442	343%
Salaries and wages	3,372,531	991,110	2,381,421	240%
General and administration	2,639,678	329,115	2,310,563	702%
Management and advisory	1,216,004	6,062,510	(4,846,506)	(80%)
Professional fees	2,709,295	1,040,637	1,668,658	160%
Operating lease expense	22,689	104,444	(81,755)	(78%)

Net loss from operations	21,371,129	9,048,213	12,322,916	136%
Total other (income) expenses	(618,544)	76,715	(695,259)	(906%)
Net loss	20,752,585	9,124,928	11,627,657	127%

The following is an analysis of our operations for the nine months ended September 30, 2026 and 2025. Significant items contributing to the loss incurred were as follows:

●	Exploration costs increased $10,820,093 due to increased surface drilling and underground development activity in the Rainbow Block Property in 2026. The Company expects a significant increase in Rainbow Block Property exploration activity during the remainder of 2026 compared to 2025.

●	Salaries and wages and General and administration costs increased $2,381,421 and $2,310,563, respectively, due to the expansion of the Company’s organizational structure in preparation for the increase in operations and the public listing in April 2026.

●	Management and advisory costs decreased $4,846,506 due to a decrease in stock-based compensation costs of $4,026,233. Excluding this, costs declined due to a shift in leadership resources in preparation for our IPO in 2026.

●	Professional fees increased $1,668,658 due to higher audit, legal and consulting expenses associated with increased organizational activities and becoming a public company in April 2026.

●	Other income increased $695,259 due primarily to receiving interest and securities income of $719,891 earned from the proceeds received from our IPO on May 1, 2026. There was minimal interest income received during the nine months ended September 30, 2025.

Management Outlook and Trends

Throughout the remainder of 2026, we are expecting to see continued increases in exploration and overhead as the Company pursues its exploration goals and continues building its management structure.

Financial Position, Liquidity and Capital Resources

A summary and discussion of our cash inflows and outflows for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2026	2025	Amount
	$	$	$
Cash Flows by (Used In):
Operating activities	(17,950,069)	(3,636,177)	(14,313,892)
Investing activities	(37,385,901)	(1,920,794)	(35,465,107)
Financing activities	55,984,383	6,581,255	49,403,128
Net Increase in Cash and Restricted Cash	648,413	1,024,284	(375,871)

Cash used in operating activities increased in the nine months ended September 30, 2026 compared to the corresponding period in 2025 due to the increase in exploration activities, the expansion of the Company’s management structure and increased professional fees as we increased operational activities and prepared for the 2026 IPO.

The increase in cash provided by financing activities was primarily due to the $55.1 million of funds raised in connection with the IPO on May 1, 2026. During the first nine months of 2025, the following financing transactions occurred:

●	From January through March 2025, we completed private placements, raising $1,912,078 from the issuance of common shares and purchase warrants with an exercise price of $6.00 for two years from each closing.

●	In February 2025, we issued 1,012,622 common shares pursuant to warrant exercises at a price of $3.50 per share, raising $3,544,177.

●	During August and September 2025, the Company issued 187,499 common shares pursuant to warrant exercises at a price of $6.00 per share, raising $1,125,000.

●	From January through April 2026, the Company issued 185,000 common shares pursuant to warrant exercises at a price between $4.00 and $6.00 per share, raising $900,000.

Cash used in investing activities was significantly higher due to the $35,675,808 paid in the third quarter of 2026 related to the Montana Tunnels Mining, Inc. asset acquisition. Other significant investing cash flow items were as follows:

●	In the first three months ended March 31, 2026, the Company invested $570,425 to purchase the Great Republic mineral rights.

●	In the first nine months ended September 30, 2025, we incurred investments associated with the Goldsmith mineral properties ($1,006,851) and completing the Ferry Lane acquisition ($750,000).

●	Purchases of property, plant and equipment increased $975,725 during 2026 due to increased exploration and organizational activities.

Cash Resources, Liquidity and Going-Concern

The Company has no source of revenue and has specific requirements to maintain its mineral property interests and meet its obligations as they come due. The Company has raised funds in the past through debt, equity and strategic investors, and continues to have further opportunities to raise capital, including public and private markets. The Company closed an initial public offering on May 1, 2026 whereby the Company raised net proceeds of approximately $55.1 million. In addition, on September 22, 2026, the Company announced an $88 million non-binding term sheet with Ocean Partners contingent upon the closing of the MTMI Purchase Agreement, which includes a $5 million pre-closing bridge note that was funded to the Company on October 6, 2026 (see discussion above within Recent Developments). On September 30, 2026, the Company had cash and cash equivalents of $9,890,538.

Based on the current liquidity position, planned expenditures and the ability to raise further capital, management believes the Company has sufficient resources to meet its obligations as they become due within twelve months from the issuance date of these Financial Statements, which have been prepared on a going-concern basis.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. We may, in some cases, use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “would”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this quarterly report include, but are not limited to, statements about:

●	our strategies and objectives, both generally and in respect of our specific mineral properties;

●	the expected timing, approval and closing of the Company’s proposed acquisition of certain assets of MTMI;

●	the timing of decisions regarding the strategy and costs of exploration programs with respect to, and the issuance of the necessary permits and authorizations required for, our exploration programs;

●	the timing and cost of our planned exploration programs, and the timing of the receipt of results therefrom;

●	our future cash requirements;

●	general business and economic conditions;

●	our ability to meet our financial obligations as they come due, including payments required to maintain our mineral property interests;

●	the timing and pricing of proposed financings, if applicable;

●	the anticipated use of the proceeds from any financings completed by us;

●	the potential for the expansion of the known mineralized zones; and

●	the potential for the amenability of mineralization to respond to proven technologies and methods for recovery of ore.

Although we believe that such statements are reasonable, we can give no assurance that such expectations will prove to be correct. Inherent in forward-looking statements are risks and uncertainties beyond our ability to predict or control, including, but not limited to, risks related to our inability to negotiate successfully for the acquisition of interests in exploration and evaluation assets, the determination of applicable governmental agencies not to issue the exploration concessions applied for by us or excessive delay by the applicable governmental agencies in connection with any such issuances, our inability to identify one or more economic deposits on our properties, variations in the nature, quality and quantity of any mineral deposits that may be located, our inability to obtain any necessary permits, consents or authorizations required for our activities, to produce minerals from our properties successfully or profitably, to continue our projected growth, to raise the necessary capital, to complete certain financing transactions, or to be fully able to implement our business strategies.

We caution investors that any forward-looking statements by us are not guarantees of future performance, and that actual results are likely to differ, and may differ materially, from those expressed or implied by forward-looking statements contained in this quarterly report. Such statements are based on a number of assumptions which may prove incorrect, including, but not limited to, assumptions about:

●	the level and volatility of the prices for precious and base metals, including silver, zinc, gold, lead and copper;

●	general business and economic conditions;

●	the timing of the receipt of regulatory and governmental approvals, permits and authorizations necessary to implement and carry on our planned exploration programs;

●	conditions in the financial markets generally, and with respect to the prospects for junior exploration silver, copper and precious and base metal companies specifically;

●	our ability to secure the necessary consulting, drilling and related services and supplies on favorable terms;

●	our ability to attract and retain key staff, and to retain consultants to provide the specialized information and skills involved in understanding the precious and base metal exploration, mining, processing and marketing businesses;

●	the nature and location of our mineral exploration projects, and the timing of the ability to commence and complete the planned exploration programs;

●	the anticipated terms of the consents, permits and authorizations necessary to carry out the planned exploration programs and our ability to comply with such terms on a cost-effective basis;

●	our ongoing relations with government agencies and regulators and our underlying property vendors/optionees;

●	that the metallurgy and recovery characteristics of samples from certain of our mineral properties are reflective of the deposit as a whole;

●	risks related to the Company’s proposed acquisition of certain assets of MTMI.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended September 30, 2026, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes in our internal control over financial reporting to address remediation of a previously disclosed material weakness as described above under the section heading “ Remediation of Previously Reported Material Weakness.”

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any material legal proceedings. However, from time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes from the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1/A, as filed with the SEC on April 24, 2026, which risk factors are incorporated herein by reference. The risks described in our Registration Statement on Form S-1/A and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

Risks related to the acquisition

We will incur costs even if the Acquisition is not completed and we may have to pay various expenses incurred in connection with the Acquisition.

Certain costs related to the Acquisition, such as legal, accounting and certain financial advisor fees, must be paid by us even if the Acquisition is not completed. We are liable for our own costs incurred in connection with the acquisition.

We have also incurred and expect to incur additional material non-recurring expenses in connection with the acquisition and completion of the transactions contemplated by the Purchase Agreement, including costs related to obtaining required shareholder and regulatory approvals. Additional unanticipated costs or expenses may be incurred by us in the course of integrating the assets purchased in the Acquisition.

If the Acquisition is not consummated by the Outside Date, either we or Montana Goldfields, Inc. (“MTGF”) may elect not to proceed with the acquisition.

Either we or MTGF may terminate the Purchase Agreement if the Acquisition has not been completed by the Outside Date, being the date that is 60 days following the delivery of audited financial statements for MTMI by MTGF or such later date as the parties may agree in writing. A party may not terminate the Purchase Agreement on this basis if the failure of the Final Closing to occur by the Outside Date has been caused by, or is a result of, a breach by such party of its representations or warranties or the failure of such party to perform its covenants or agreements under the Purchase Agreement. If the acquisition is not closed, we will not control the assets to be acquired and will only have rights as a secured creditor under the secured note, security agreements and mortgage granted to us by MTGF. We may not realize on the amounts owing to us under the note on a timely basis or at all and will have incurred significant costs in relation to pursuing the acquisition without realizing on its benefits. This may negatively impact the financial condition of the Company and our future business operations.

We may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and any such claims may delay or prevent the Acqusition from being completed

We may be the target of securities class actions and derivative lawsuits which could result in substantial costs and may delay or prevent the Acquisition from being completed. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against us seeking to restrain the Acquisition or seeking monetary compensation or other remedies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Acquisition, then that injunction may delay or prevent the Acqusition from being completed.

Uncertainty surrounding the Acquisition could adversely affect our retention of suppliers and personnel and could negatively impact future business and operations

The Acquisition is dependent upon satisfaction of various conditions, and as a result its completion is subject to uncertainty. In response to this uncertainty, our suppliers may delay or defer decisions concerning the Company. Any change, delay or deferral of those decisions by suppliers could negatively impact the business, operations and prospects of the Company, regardless of whether the Acquisition is ultimately completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles until our strategies with respect to such employees are determined and announced. This may adversely affect our ability to attract or retain key employees in the period until the Acquisition is completed or thereafter.

The pending Acquisition may divert the attention of our management.

The pendency of the Acquisition could cause the attention of our management to be diverted from the day-to-day operations. These disruptions could be exacerbated by a delay in the completion of the Acquisition and could have an adverse effect on the business, operating results or prospects of the Company regardless of whether the Acquisition is ultimately completed.

If the Acquisition is closed, as a result of the CVRs to be issued at the Final Closing, our shareholders will experience significant dilution as a result of the issuance of common shares upon future conversion of the CVRs.

If the Acquisition is closed all of the CVRs will be issued at the Final Closing and will become convertible in accordance with their terms into up to 15,000,000 common shares. As a result of the full conversion of the CVRs, up to 15,000,000 common shares could be issued, which represents approximately 51% of the Company’s currently outstanding common shares and will represent approximately 34% of the total number of common shares expected to be outstanding following such conversions (assuming no other common shares are issued by the Company between the Final Closing and the date of conversion of the CVRs). Upon conversion of the CVRs, the existing shareholders of the Company will experience significant dilution in their ownership percentage and their voting power, with MTGF receiving significant voting control over matters presented to shareholders in the future relating to the Company.

If shareholders do not approve the Acquisition, then we will not be able to complete the Final Closing and will not receive the benefits of the purchased assets or be able to complete the previously announced transaction with Ocean Partners UK Limited.

If we do not receive shareholder approval of the Acquisition, then the Company will not be able to close the Acquisition by the outside date under the Purchase Agreement and MTMI and MTGF may determine not to proceed with the Acquisition. This could prevent the Company from realizing the anticipated benefits of the purchased assets, could delay the Company’s other development plans which were dependent on completion of the Acquisition and could result in significant financial burdens as the Company pivots to alternative options and tries to recoup funds spent in pursuit of the Acquisition.

While the Company has a secured note from MTGF for an amount of approximately $28.58 million, secured by the purchased assets, MTGF may be able to find an interested third-party purchaser of the purchased assets that will pay the secured note for them by the maturity date. Even if MTGF is not able to make payment on the secured note by the maturity date, it may take significant time for the Company to foreclose on the secured note and realize on recouping its funds paid at the First Closing, plus any accrued and unpaid interest and any due and payable fees.

Further, the Company’s previously announced financing transactions with Ocean Partners UK Limited (“Ocean Partners”) are contingent on the Final Closing. If the Acquisition is not approved, the Company will not receive the approximately $52 million in funding from those transactions. This will significantly impact the Company’s cash position, could potentially delay the Company’s ability to move forward with alternative options and could raise issues with the Company continuing as a going concern absent additional financing, which may not be available on favorable terms or at all.

We may fail to realize the anticipated benefits of the Acquisition.

The success of the Acquisition and the pursuit of our business strategy to grow the Company will depend on, among other things, our ability to integrate the purchased assets into the Company’s operations. We may not be able to successfully, efficiently or timely complete such integration. We may not be able to renew the permits for the milling facilities at the Jefferson County Metallurgical Complex (the “Complex”) or may not be successful in adapting those facilities to process ore from our Rainbow Block project. If we do complete integration, there is no assurance that the results will be successful or that we will be able to achieve the anticipated revenues, efficiencies, cost savings and/or realize other expected benefits of the purchased assets.

The market price of our common shares may decline in the future as a result of the Acquisition and the conversion of the CVRs.

The market price of our common shares may decline in the future as a result of completing the Acquisition and the related transactions, for a number of reasons, including the substantial dilutive impact of the issuance of up to 15 million common shares upon conversion of all of the CVRs. The issuance of common shares will likely have a depressive effect on the market price of our common shares at the time of conversion by increasing the number of common shares then outstanding. Such downward pressure could encourage short sales by certain investors, which could place further downward pressure on the price of the common shares. Further, if we fail to achieve the perceived benefits of the Acquisition, including use of the Complex, as rapidly as, or to the extent anticipated by, financial or industry analysts, the market price of our common shares may further decline. Some of these factors are beyond our control.

MTGF may have significant control and influence over our Company and corporate matters.

The potential ownership that will result in connection with the conversion of the CVRs to be issued in the Final Closing (as described in the risk above), could result in MTGF having the ability to exercise significant influence and control over the outcome of all matters requiring shareholder approval, including the election of directors. As a result of MTGF’s potential voting power (and assuming MTGF does not transfer or distribute CVRs to qualified investors or sell common shares upon receipt thereof), MTGF may be able to elect persons to the Board, gain control of the Board, direct the business strategy of the Company and otherwise exert influence over Company and its business. MTGF’s interest in exercising this control may not be aligned with other shareholders of the Company.

The CVRs and common shares to be acquired upon conversion of the CVRs by MTGF may be sold to another unknown person which could gain significant influence over the Company.

The CVR agreement expressly permits the assignment, transfer and/or sale of the CVRs to certain qualified investors, which may occur at any time after the Final Closing until the conversion of the CVRs. The common shares issuable upon conversion of the CVRs could also be sold or otherwise transferred. If MTGF were to transfer or sell all of its CVRs, then the ownership of such CVRs and related rights would transfer to a third party who is unknown to us and such third party will then have the right to exercise significant influence and control over the outcome of all other matters requiring Board and shareholder approval.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period ended September 30, 2026, we had no unregistered sales of equity securities not previously reported on Form 8-K.

Repurchases of Equity Securities

During the three months ended September 30, 2026, we did not repurchase any of our equity securities.

Use of Proceeds

On May 1, 2026, we closed our initial public offering of securities under the Securities Act of 1933, as amended (the “Securities Act”). We are required to report our use of proceeds pursuant to our Registration Statements on Form S-1 (333-292928 and 333-295418). Following the closing of the public offering, we received approximately $55.1 million in net proceeds (or $11.50 per common share sold in the public offering), which funds were wired into our operating bank account.

As of the date hereof, we have used $52 million of the net proceeds of the offering, including $10 million for exploration of our Rainbow Block Project, $35.6 million for the proposed Acquisition of MTMI and $6.4 million for general corporate expenses.

As of the date hereof, we reasonably estimate that we have approximately $3 million in net proceeds remaining in our operating accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

We are committed to maintaining a culture that prioritizes mine safety. We believe that our commitment to safety, the environment and the communities in which we operate is critical to the success of our business. Our mining operations are subject to mining safety regulation. The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.

Our operations at the Rainbow Block Mine are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment, and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business and financial condition or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Notice of Articles (incorporated by reference to Exhibit 3.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
3.2	Articles (incorporated by reference to Exhibit 3.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on April 24, 2026).
4.1	Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.1 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.2	Form of Warrant (December 2024-March 2025) (incorporated by reference to Exhibit 4.2 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
4.3	Form of Warrant (2023-2024) (incorporated by reference to Exhibit 4.3 as filed in the Company’s Registration Statement on Form S-1 as filed with the SEC on January 23, 2026).
10.1	Asset Purchase Agreement dated as of August 21, 2026, by and among Montana Goldfields, Inc., Montana Tunnels Mining, Inc., Silver Bow Mining Corp. and Silver Bow Tunnels Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2026).
10.2	Senior Secured Note between the Company and Montana Goldfields, Inc., dated September 4, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.3	General Security Agreement between the Company and Montana Goldfields, Inc., dated September 4, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.4	Guaranty and Pledge Agreement among the Company, Montana Goldfields, Inc. and Montana Tunnels Mining, Inc., dated September 4, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.5	Mortgage from Montana Tunnels Mining, Inc., dated September 4, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.6	Support Agreement dated September 4, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.7	Form of Note Purchase Agreement between Montana Goldfields, Inc. and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.8	Senior Secured Note for the MTGF Financing between the Company and Montana Goldfields, Inc., dated September 4, 2026 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.9	Senior Secured Note for the MTGF Financing between the Company and Montana Goldfields, Inc., dated September 10, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.10	Amended and Restated Security and Pledge Agreement for the MTGF Financing (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026).
10.11	Amended and Restated Executive Employment Agreement dated September 21, 2026, among Silver Bow Mining Corp., SBM Montana LLC and Doug Stiles (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 25, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure
101.INS(1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension - Schema
101.CAL(1)	XBRL Taxonomy Extension - Calculations
101.DEF(1)	XBRL Taxonomy Extension - Definitions
101.LAB(1)	XBRL Taxonomy Extension - Labels
101.PRE(1)	XBRL Taxonomy Extension - Presentations
104	Cover Page Interactive Data File--the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Interim Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Condensed Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BOW MINING CORP. (Registrant)

Dated: November 12, 2026	By:	/s/ C. Travis Naugle
C. Travis Naugle
Chief Executive Officer

Dated: November 12, 2026	By:	/s/ Wade Black
Wade Black
Chief Financial Officer